Form 10-Q
period 2026-06-30
SPACE EXPLORATION TECHNOLOGIES CORP
filed 2026-08-04
CIK 1181412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period to
Commission file number: 001-43344
Space Exploration Technologies Corp.
(Exact name of registrant as specified in its charter)

Texas	01-0627671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1 Rocket Road Starbase, Texas	78521
(Address of Principal Executive Offices)	(Zip Code)
(310) 363-6000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	SPCX	The Nasdaq Stock Market LLC Nasdaq Texas, LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2026, the registrant had 7,696,293,669 shares of Class A common stock and 5,485,486,276 shares of Class B common stock outstanding.

Space Exploration Technologies Corp.
Form 10-Q for the Quarter Ended June 30, 2026

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to management’s future and current expectations, involve certain risks and uncertainties, are not guarantees and apply only as of the date of this Quarterly Report on Form 10-Q, unless an earlier date is specified. These forward-looking statements include, but are not limited to, statements concerning the development and deployment of Starship, the size and growth of our various existing and future markets, demand for our products and services, our target launch cadence and expansion of our manufacturing and operational capacity, our ability to execute our growth strategy and scale our operations efficiently, our ability to solve novel issues and navigate and monetize technologies and environments that have never been accessed or economized before, our ability to design, develop and successfully commercialize new and innovative technologies, products, and services, our ability to scale and monetize our AI products, services and compute infrastructure, the amount, nature, and timing of our capital expenditures, the amount and timing of our annualized revenue run-rate, our ability to obtain sufficient power, GPUs, and other critical components and manage our supply chain to support our operations and growth, our ability to identify, realize benefits and manage risks of acquisitions and strategic partnerships, our ability to obtain and maintain required regulatory approvals, licenses and spectrum authorizations, the competitive landscape in the industries in which we operate, the implementation, interpretation, and impact of applicable current or future regulations, our ability to realize benefits and manage risks of being a public company, volatility in the capital markets and the trading price of our Class A common stock, and general economic conditions. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words, or similar expressions that are predictions of or indicate future events or trends that do not relate to historical matters. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results or outcomes to differ materially from those described or implied, including, without limitation, significant business, economic, competitive, regulatory, technological, environmental, political, and other risks, contingencies and uncertainties, which are described in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Quarterly Report on Form 10-Q and under the section titled “Risk Factors” in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, as well as other risks, contingencies, or uncertainties that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. In addition, new risks emerge from time to time, some risks are inherently unknown to us, and it is not possible for our management to predict all such risks. Except as required by law, we disclaim any intent to update or revise any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Space Exploration Technologies Corp.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$93,522	$24,747
Marketable securities	6,487	—
Accounts receivable, net of allowance for credit losses of $50 and $39 at June 30, 2026 and December 31, 2025, respectively	3,596	1,579
Inventory	2,718	2,416
Prepaid expenses and other current assets	1,724	2,210
Total current assets	108,047	30,952
Property, plant, and equipment, net(a)	65,736	42,602
Finance lease right-of-use assets	1,118	1,260
Intangible assets, net	1,318	1,548
Digital assets	1,098	1,637
Goodwill	11,645	11,809
Deferred tax assets	354	141
Other assets	3,454	2,130
Total assets	$192,770	$92,079
Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Accounts payable	8,243	11,792
Deferred revenue, current	7,977	6,111
Debt and finance leases, current (related party of $2,039 and $455 at June 30, 2026 and December 31, 2025, respectively)	2,525	928
Accrued expenses and other current liabilities	2,377	2,569
Total current liabilities	21,122	21,400
Long-term liabilities
Deferred revenue, net of current	6,309	6,005
Debt and finance leases, net of current (related party of $11,290 and $4,052 at June 30, 2026 and December 31, 2025, respectively)	36,839	21,968
Other liabilities	1,276	1,381
Total liabilities	65,546	50,754
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.001; — and 2,351 shares issued; — and 2,046 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	—	38,752
Shareholders’ equity
Preferred stock, par value $0.001; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, par value 0.001; 7,607 and 2,036 shares issued; 7,607 and 1,952 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	7	3
Class B common stock, par value $0.001; 5,569 and 644 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	1
Class C common stock, par value $0.001; — and 482 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	0
Additional paid-in capital	167,344	37,706
Accumulated deficit	(41,852)	(37,035)
Accumulated other comprehensive income	1,719	1,898
Total shareholders’ equity	127,224	2,573
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$192,770	$92,079
__________________
(a)Refer to Note 17, Related Party Transactions for additional details on related party arrangements.
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,814	$4,071	$12,508	$8,138
Costs and expenses
Cost of revenue	3,495	2,282	5,883	4,244
Research and development	3,548	1,958	7,062	3,515
Selling, general, and administrative	912	606	1,658	1,099
Restructuring charges (credits)	2	190	(9)	194
Impairment	—	5	—	29
Total costs and expenses	7,957	5,041	14,594	9,081
Loss from operations	(143)	(970)	(2,086)	(943)
Interest expense (related party of $327 and $— for the three months ended June 30, 2026 and 2025, respectively, and $513 and $— for the six months ended June 30, 2026 and 2025, respectively)	(629)	(411)	(1,293)	(858)
Interest income	340	98	553	215
Other income (expense), net	(86)	413	(1,962)	202
Loss before income taxes	(518)	(870)	(4,788)	(1,384)
Provision for income taxes	23	138	29	152
Net loss	$(541)	$(1,008)	$(4,817)	$(1,536)
Net loss attributable to shareholders - basic and diluted	$(541)	$(1,008)	$(5,488)	$(1,536)

Net loss per share of common stock attributable to common shareholders
Basic and Diluted	$(0.09)	$(0.34)	$(1.12)	$(0.53)
Weighted average shares used in computing net loss per share of common stock
Basic and Diluted	5,864	2,929	4,879	2,902
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Comprehensive Loss
(in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(541)	$(1,008)	$(4,817)	$(1,536)
Other comprehensive income (loss)
Change in foreign currency translation adjustments, net of tax	(38)	538	(178)	795
Unrealized gains (losses) on marketable securities, net of tax	2	(2)	(1)	—
Other comprehensive income (loss)	(36)	536	(179)	795
Comprehensive loss	$(577)	$(472)	$(4,996)	$(741)
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity
(in millions)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at March 31, 2026	135	$7,049	5,798	$6	$74,083	$(41,311)	$1,755	$34,533
Share-based compensation	—	—	—	—	877	—	—	877
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	—	—	639	1	85,674	—	—	85,675
Common stock issued, net of tax withholding	—	—	26	—	(253)	—	—	(253)
Conversion of redeemable convertible preferred stock to common stock	(135)	(7,049)	6,723	6	7,043	—	—	7,049
Repurchase of common stock	—	—	(10)	—	(80)	—	—	(80)
Net loss	—	—	—	—	—	(541)	—	(541)
Other comprehensive loss	—	—	—	—	—	—	(36)	(36)
Balances at June 30, 2026	—	$—	13,176	$13	$167,344	$(41,852)	$1,719	$127,224

	Redeemable Convertible Preferred Stock		Common Stock
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at December 31, 2025	2,046	$38,752	3,079	$4	$37,706	$(37,035)	$1,898	$2,573
Share-based compensation	—	—	—	—	1,570	—	—	1,570
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	—	—	639	1	85,674	—	—	85,675
Issuance of redeemable convertible preferred stock	78	5,869	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	1,372	1	2,207	—	—	2,208
Conversion of redeemable convertible preferred stock pursuant to xAI Merger	(1,987)	(37,476)	1,424	1	37,474	—	—	37,475
Repurchase of common stock pursuant to xAI Merger	—	—	(25)	—	(2,413)	—	—	(2,413)
Conversion of redeemable convertible preferred stock to common stock	(135)	(7,076)	6,728	6	7,070	—	—	7,076
Repurchase of common and redeemable convertible preferred stock	(2)	(69)	(41)	—	(1,944)	—	—	(1,944)
Net loss	—	—	—	—	—	(4,817)	—	(4,817)
Other comprehensive loss	—	—	—	—	—	—	(179)	(179)
Balances at June 30, 2026	—	$—	13,176	$13	$167,344	$(41,852)	$1,719	$127,224

	Redeemable Convertible Preferred Stock		Common Stock
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at March 31, 2025	1,748	$20,940	3,024	$3	$36,590	$(32,626)	$1,352	$5,319
Share-based compensation	—	—	—	—	506	—	—	506
Issuance of redeemable convertible preferred stock	145	4,146	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	25	1	(125)	—	—	(124)
Repurchase of common stock	—	—	(1)	—	(12)	—	—	(12)
Net loss	—	—	—	—	—	(1,008)	—	(1,008)
Other comprehensive income	—	—	—	—	—	—	536	536
Balances at June 30, 2025	1,893	$25,086	3,048	$4	$36,959	$(33,634)	$1,888	$5,217

	Redeemable Convertible Preferred Stock		Common Stock
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at December 31, 2024	1,748	$20,941	3,023	$3	$35,865	$(32,098)	$1,093	$4,863
Share-based compensation	—	—	—	—	768	—	—	768
Issuance of redeemable convertible preferred stock	145	4,146	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	51	1	806	—	—	807
Conversion of redeemable convertible preferred stock to common stock	0	(1)	2	0	1	—	—	1
Repurchase of common stock	—	—	(29)	0	(520)	—	—	(520)
Transfer of equity in business combination	—	—	1	0	39	—	—	39
Net loss	—	—	—	—	—	(1,536)	—	(1,536)
Other comprehensive income	—	—	—	—	—	—	795	795
Balances at June 30, 2025	1,893	$25,086	3,048	$4	$36,959	$(33,634)	$1,888	$5,217
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(4,817)	$(1,536)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,290	2,970
Share-based compensation	1,470	694
Deferred income taxes	(9)	120
Unrealized (gain) loss on digital assets	539	(252)
Impairment and loss on disposal of fixed assets, net	40	54
Loss on debt extinguishment	1,545	—
Other	(72)	126
Changes in operating assets and liabilities
Accounts receivable	(2,003)	(470)
Inventory	(827)	(360)
Prepaid expenses and other assets	102	(2,125)
Accounts payable	(88)	309
Deferred revenue	2,169	680
Other liabilities	127	141
Net cash provided by operating activities	$3,466	$351
Cash flows from investing activities
Purchases of property, plant, and equipment (related party of $329 and $101 for June 30, 2026 and 2025, respectively)	(28,476)	(6,965)
Capitalized interest	(20)	(22)
Proceeds from product rebates	1,195	—
Purchases of marketable securities	(13,630)	(601)
Maturities of marketable securities	7,248	543
Proceeds from sales of marketable securities	—	1,173
Investments in unconsolidated affiliates	—	(86)
Payments for intangible assets	(856)	—
Other investing activities, net	52	(74)
Net cash used in investing activities	$(34,487)	$(6,032)
Cash flows from financing activities
Principal repayments on finance leases	(173)	(137)
Proceeds from debt and other financing obligations	51,812	10,943
Payment of debt issuance costs	(124)	(61)
Repayments on debt and other financing obligations	(39,396)	(5,990)
Payment of debt extinguishment premium	(1,153)	—
Proceeds from issuance of capital stock, net of issuance costs	8,319	5,047
Proceeds from employee equity award plans	316	155
Payments for repurchase of common and redeemable convertible preferred stock	(4,426)	(520)
Taxes paid related to net share settlement of equity awards	(559)	(238)
Proceeds from IPO, net of underwriting commissions and offering costs	85,675	—
Net cash provided by financing activities	$100,291	$9,199
Effect of exchange rate changes on cash and cash equivalents	(42)	75
Net change in cash and cash equivalents and restricted cash	69,228	3,593
Cash and cash equivalents and restricted cash, beginning of the period	25,124	11,501
Cash and cash equivalents and restricted cash, end of the period	$94,352	$15,094

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid for the following:
Interest, net of interest capitalized	$1,667	$603
Income taxes, net	$35	$30
Supplemental schedule of noncash investing and financing activities
Share-based compensation capitalized in property, plant, and equipment, net	$110	$77
Purchases of property, plant, and equipment included in accrued expenses and accounts payable	$5,513	$4,260
Purchases of property, plant, and equipment financed by other financings	$3,921	$—
The accompanying notes are an integral part of these consolidated financial statements.

SPACE EXPLORATION TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tables in millions, except per share data)
(unaudited)
Note 1 - Nature of Business
Description of Business
Space Exploration Technologies Corp. and its wholly owned subsidiaries, collectively referred to as the “Company” or “SpaceX,” operate three segments – (i) the Space segment designs, manufactures, and launches reusable rockets to provide high cadence, reliable, and affordable access to space at unprecedented scale, (ii) the Connectivity segment operates a worldwide high-speed, low-latency broadband network powered by thousands of Starlink satellites in Low-Earth Orbit, delivering connectivity to millions of consumer, enterprise, and government customers through our Starlink offering, and (iii) the AI segment operates a vertically integrated AI platform spanning a frontier LLM Grok, AI solutions for consumer and enterprise customers, X — a real-time information, entertainment, and free speech platform — and AI computational infrastructure.
Initial Public Offering
In June 2026, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 638.9 million shares of its Class A common stock at a public offering price of $135.00 per share, including the full exercise of the underwriters’ over-allotment option, which resulted in net proceeds of $85,675 million after deducting the underwriting commissions and offering costs of $575 million. The underwriting commissions and offering costs are presented in shareholders’ equity as a reduction of the net proceeds received from the IPO.
In connection with the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of the Company’s Class A and Class B common stock. Refer to Note 12, Redeemable Convertible Preferred Stock and Shareholders’ Equity for additional information.
Stock Split
In May 2026, the Company effected a five-for-one forward stock split of its authorized, issued, and outstanding shares of Class A, Class B, and Class C common stock (“2026 Stock Split”). The conversion rate of the Company’s redeemable convertible preferred stock was proportionately adjusted to factor in the 2026 Stock Split. All share and per share information that relates to dates prior to the 2026 Stock Split has been retroactively adjusted to reflect the 2026 Stock Split for all periods presented.
Common Control Mergers
On February 2, 2026 (“xAI Merger Date”), the Company completed its acquisition of X.AI Holdings Corp. (“xAI”), pursuant to which xAI became a wholly-owned subsidiary of the Company (“xAI Merger”). Prior to the xAI Merger, on March 28, 2025, xAI completed its acquisition of X Holdings Corp. (“X”) and X.AI Corp., in which X and X.AI Corp. became wholly-owned subsidiaries of xAI (“X Merger”, and collectively with xAI Merger, “Mergers”). X.AI Corp began operations in March 2023 and Twitter, Inc. (“Twitter”) was acquired by Mr. Elon Musk in October 2022. The Mergers were each effected through a share exchange. Refer to Note 12, Redeemable Convertible Preferred Stock and Shareholders’ Equity for additional details.
Note 2 - Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements, including the consolidated balance sheet as of June 30, 2026, the consolidated statements of operations, the consolidated statements of comprehensive loss, the consolidated statements of redeemable convertible preferred stock and shareholders’ equity for the three and six months ended June 30, 2026 and 2025, and the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts which are subject to significant judgment and use of estimates include revenues recognized over time using the cost-to-cost input method, the determination of valuation allowances associated with deferred tax assets and estimates of tax liabilities, reserves for excess and obsolete inventory, the fair value of assets acquired and liabilities assumed in business combinations, fair value of indefinite-lived intangible assets and goodwill, useful lives of property, plant, and equipment, the determination of incremental borrowing rate for lease liabilities, litigation and settlement costs, and the valuation and assumptions underlying share-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and current trends, which forms the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist in the valuation of equity instruments and of assets acquired and liabilities assumed in business combinations.
Cash and Cash Equivalents and Restricted Cash
The Company’s total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, are as follows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$93,522	$24,747
Restricted cash included in prepaid expenses and other current assets	210	182
Restricted cash included in other assets	620	195
Total as presented in the consolidated statements of cash flows	$94,352	$25,124
Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies from the annual consolidated financial statements for the year ended December 31, 2025 included in the Company’s final prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, on June 12, 2026 in connection with the IPO, except as discussed below.
Cloud Services Arrangements
During 2026, the Company’s AI segment entered into revenue arrangements to provide cloud services to customers. The Company accounts for its cloud services arrangements as service contracts with a single performance obligation consisting of a stand-ready promise to provide continuous access to reserved compute capacity, with the transaction price consisting of fixed monthly fees. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits, using a pattern that aligns with phased capacity availability during any ramp period and straight-line recognition for steady-state fees thereafter.
Business Combinations
When the Company acquires a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill and is assigned to reporting units based on the expected benefit from the business combination. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Company’s consolidated statements of operations. The results of operations of the business acquired are included in the Company’s consolidated statements of operations as of the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in Selling, general, and administrative expenses.
Recent Accounting Pronouncements
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. The amendments add to Topic 270 a principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively or retrospectively to any or all prior periods presented in the financial statements, and early adoption is permitted. The Company is currently evaluating the provisions of this ASU and does not expect this ASU to have a material impact on the consolidated financial statements.
Recently adopted accounting pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. The Company adopted this ASU on a prospective basis effective January 1, 2026. While this ASU was adopted, the Company did not elect the practical expedient permitted under this ASU. Therefore, the adoption has no impact on the consolidated financial statements.
Note 3 - Revenue
Revenue disaggregated by products and services is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Products	$461	$403	$841	$755
Services	7,353	3,668	11,667	7,383
Total revenues	$7,814	$4,071	$12,508	$8,138
All of products revenue is attributable to the Connectivity segment.
Revenue disaggregated by type and segment is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Launch Services	$648	$490	$978	$1,056
Launch & Development	314	256	603	555
Space	962	746	1,581	1,611
Consumer	2,485	1,721	4,633	3,213
Enterprise & Government (1)	1,806	867	2,915	1,849
Connectivity	4,291	2,588	7,548	5,062
Advertising	367	426	710	870
AI Solutions & Infrastructure	2,194	311	2,669	595
AI	2,561	737	3,379	1,465
Total revenues	$7,814	$4,071	$12,508	$8,138
___________________
(1) Enterprise & Government revenue includes revenue from Starlink Mobile service offerings.
Deferred revenue
Deferred revenue is recorded when cash payments are received or due, in advance of the Company’s performance. Deferred revenue primarily relates to Space agreements and Connectivity enterprise and government contracts. Total deferred revenue as of December 31, 2025 was $12,116 million, of which $1,315 million and $2,480 million was recognized as revenue during the three and six months ended June 30, 2026, respectively. Total deferred revenue as of June 30, 2026 was $14,286 million.
Backlog
The Company’s backlog represents the transaction price of performance obligations to customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in backlog when an enforceable agreement has been reached. Backlog does not include amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights and any estimated amounts of variable consideration that are subject to constraint. Backlog totaled

$47,461 million as of June 30, 2026, of which $14,286 million was recognized as deferred revenue at June 30, 2026. Approximately 56% is expected to be recognized within one year, and approximately 34% is expected to be recognized between one and three years, with the remaining 10% to be recognized thereafter.
Concentration of risk
Consolidated revenue from significant customers is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	18.3%	16.7%	17.9%	19.9%
Customer B	19.5%	*	12.2%	*
______________
* Customer did not represent more than 10% of consolidated revenue for the period.
Revenue from Customer A relates to all three segments and revenue from Customer B relates to the AI segment. No other customers represented more than 10% of consolidated revenue during the three and six months ended June 30, 2026 and 2025.
Note 4 - Inventory
Inventory consists of the following:

	June 30, 2026	December 31, 2025
Raw materials	$1,122	$1,030
Work-in-progress	875	803
Finished goods	721	583
Inventory	$2,718	$2,416
Note 5 - Property, Plant, and Equipment, Net
Property, plant, and equipment, net consist of the following:

	June 30, 2026	December 31, 2025
Servers and networking equipment	$34,771	$22,694
Satellites	13,788	11,949
Machinery and equipment	9,453	6,343
Data center infrastructure	3,991	2,960
Launch sites	3,118	2,404
Land, buildings, and improvements (1)	2,958	1,876
Flight vehicle hardware	1,557	1,689
Leasehold improvements	881	784
Construction-in-progress	12,554	4,604
Property, plant, and equipment	83,071	55,303
Less: Accumulated depreciation	(17,335)	(12,701)
Property, plant, and equipment, net	$65,736	$42,602
__________________
(1)Land is not a depreciable asset.
Construction in progress is primarily comprised of ongoing construction and expansion of the facilities and equipment as well as AI infrastructure that has not yet been placed in service.
Depreciation expense for the three and six months ended June 30, 2026 was $2,735 million and $5,064 million, respectively. Depreciation expense for the three and six months ended June 30, 2025 was $1,310 million and $2,547 million, respectively.
Interest is capitalized during the construction period for significant long term construction projects, such as the AI infrastructure data centers and launch facilities. For the three and six months ended June 30, 2026, the Company capitalized $13 million and $20 million, respectively, of interest, which is included in Construction-in-progress amounts above. $22 million and $22 million of interest was capitalized during the three and six months ended June 30, 2025, respectively.

Note 6 - Intangible Assets and Goodwill
Intangible Assets
Finite-lived intangible assets consist of the following:

	June 30, 2026
	Weighted-Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	5.0	$733	$(403)	$330
User base	9.0	1,273	(519)	754
Existing technology	3.0	27	(19)	8
Advertising customer relationships	5.0	742	(545)	197
Acquired workforce	2.0	12	(4)	8
Total		$2,787	$(1,490)	$1,297

	December 31, 2025
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Brand	5.0	$743	$(335)	$408
User base	9.0	1,291	(456)	835
Existing technology	3.2	27	(16)	11
Advertising customer relationships	5.0	752	(478)	274
Acquired workforce	2.0	9	—	9
Total		$2,822	$(1,285)	$1,537
Amortization expense associated with finite-lived intangible assets was $113 million and $226 million in the three and six months ended June 30, 2026, respectively, and $216 million and $423 million in the three and six months ended June 30, 2025, respectively.
The Company also has indefinite-lived intangible assets of $21 million and $11 million as of June 30, 2026 and December 31, 2025, respectively. Indefinite-lived intangible assets primarily consist of trade names and domain names, which are expected to provide long-term branding and marketing benefits.
Spectrum Transactions
On September 7, 2025, the Company entered into a License Purchase Agreement (the “Spectrum License Purchase Agreement”) with Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”) and EchoStar Corporation (“EchoStar”) for the purchase of EchoStar’s licenses related to 50 MHz of spectrum (the “AWS-4 and H-Block Licenses” and the transactions contemplated thereby, “Spectrum Transaction”). On November 5, 2025, the parties amended and restated the Spectrum License Purchase Agreement to include EchoStar’s licenses for up to 15 MHz of additional unpaired AWS-3 spectrum (together with the AWS-4 and H-Block Licenses, the “Spectrum Licenses”). The Spectrum License Purchase Agreement provides that the transfer of the Spectrum Licenses occurs in two steps: first, the transfer of the Spectrum Licenses by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the transfer of the Spectrum Licenses by the Trust to the Company (the “Spectrum Acquisition Closing”). In connection with the Spectrum License Purchase Agreement, the Company and the Trust entered into a credit agreement (the “Spectrum Credit Agreement”), pursuant to which the Company has agreed upon the Spectrum Transfer Closing, to make payments to the Trust (via loans which are contemplated to be forgiven at six-month intervals), for the Trust to make payments on EchoStar’s debt (interest only) through at least November 30, 2027, but in no event later than November 30, 2028. Although these payments are structured as loans from the Company, as a lender, to the Trust, as a creditor, there is no expectation of repayment as the loan payments are forgiven and are accounted for as additional consideration for the acquisition of the Spectrum Licenses.
The Spectrum Transaction was approved by the FCC on May 12, 2026, and the Spectrum Transfer Closing occurred on May 22, 2026. On that date, the Spectrum Licenses were transferred to the Trust, where they will remain until the Spectrum Acquisition Closing. Concurrently, the Company has made contractual payments under the Spectrum Credit Agreement to the Trust of $856 million, which is recognized as prepaid assets in Other assets until the Spectrum Acquisition Closing, at which point they will be recognized as intangible assets. Only contractual amounts paid to the Trust are recognized as prepaid assets, which represent the Company’s present right to an economic benefit for the portion of the Spectrum Licenses for which cash is transferred.

Goodwill
The activity for goodwill is as follows:

Balance at December 31, 2025	$11,809
Business combination	3
Cumulative translation adjustments	(167)
Balance at June 30, 2026	$11,645
As of June 30, 2026 and December 31, 2025, goodwill attributable to the Connectivity segment was $515 million and $513 million, respectively, and goodwill attributable to the AI segment was $11,130 million and $11,296 million, respectively.
Note 7 - Financial Instruments
The Company’s assets that are measured at fair value on a recurring basis consist of the following:

	June 30, 2026
	Level	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	I	$23,886	$—	$—	$23,886
Money market funds	I	65,625	—	—	65,625
Government securities	I	4,011	—	—	4,011
Marketable securities
Government securities	II	6,487	—	—	6,487
Prepaid expenses and other current assets
Restricted cash	I	210	—	—	210
Other assets
Restricted cash	I	475	—	—	475
Restricted cash in money market funds	I	145	—	—	145
Total		$100,839	$—	$—	$100,839

	December 31, 2025
	Level	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	I	$3,408	$—	$—	$3,408
Money market funds	I	21,339	—	—	21,339
Prepaid expenses and other current assets
Restricted cash	I	30	—	—	30
Money market funds	I	152	—	—	152
Other assets
Restricted cash	I	182	—	—	182
Restricted cash in money market funds	I	13	—	—	13
Total		$25,124	$—	$—	$25,124
As of June 30, 2026 and December 31, 2025, the Company also held 18,712 units of Bitcoin with a cost basis of $661 million and fair value of $1,098 million and $1,637 million, respectively. The fair value of these digital assets is determined using Level I in the fair value hierarchy.
Note 8 - Investments in Unconsolidated Affiliates
Equity investments without readily determinable fair value
As of June 30, 2026 and December 31, 2025, the Company held investments in unconsolidated affiliates which are accounted for as equity investments without readily determinable fair values of $237 million and $157 million, respectively. The Company recorded a gain from observable price changes of $70 million on these investments during the three months ended June 30, 2026.

Note 9 - Debt

	June 30, 2026
	Principal	Unamortized Deferred Financing Costs	Net
SpaceX Notes	$25,000	$148	$24,852
X 2027 and X 2030 Notes	27	—	27
Other financings (1)	13,406	—	13,406
Total debt	38,433	148	38,285
Finance lease liability	1,079	—	1,079
Total debt and finance leases	39,512	148	39,364
Less: Short-term portion	2,525	—	2,525
Total debt and finance leases, net of current	$36,987	$148	$36,839

	December 31, 2025
	Principal	Unamortized Deferred Financing Costs	Net
X 2027 and X 2030 Notes	$27	$—	$27
X B-1 Term Loan	6,504	280	6,224
X B-3 Term Loan	5,966	54	5,912
xAI Fixed Rate Term Loan	995	4	991
xAI Floating Rate Term Loan	995	40	955
xAI 12.5% Secured Senior Notes	3,000	12	2,988
Other financings (1)	4,562	—	4,562
Total debt	22,049	390	21,659
Finance lease liability	1,237	—	1,237
Total debt and finance leases	23,286	390	22,896
Less: Short-term portion	928	—	928
Total debt and finance leases, net of current	$22,358	$390	$21,968
__________________
(1)Includes obligations related to certain AI infrastructure assets recorded as failed sale-leaseback transactions. Refer to Other Financings below for additional details.
SpaceX Notes
General. In June 2026, SpaceX issued senior unsecured notes in an aggregate principal amount of $25,000 million (“SpaceX Notes”). The SpaceX Notes have five tranches maturing on July 15, 2031, July 15, 2033, July 15, 2036, July 15, 2046, and July 15, 2056 with a weighted average maturity of 11.7 years. SpaceX Notes are unsecured obligations of the Company and rank equally in right of payment with all existing and future unsubordinated indebtedness, liabilities, and other obligations of the Company.
Proceeds. The proceeds of the SpaceX Notes were used to repay the SpaceX Bridge Loan (as defined and described below) in full and to pay related fees and expenses. The remaining proceeds were used for general corporate purposes.
Interest Rates. The SpaceX Notes bear annual interest rates between 5.350% and 6.650% with a weighted average interest rate of 5.855%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The effective interest rate on the SpaceX Notes was 6.030% as of June 30, 2026.
Principal Repayments. SpaceX Notes are redeemable, in whole or in part, at the Company’s option at any time and from time to time prior to the applicable Par Call Date, which is defined as a date ranging from one to six months prior to maturity for each tranche. The redemption price of each tranche is equal to the greater of (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the respective tranche matured on the applicable Par Call Date) on a semi-annual basis at the Treasury Rate plus the applicable spread between 20 and 30 basis points for such tranche less (b) interest accrued and unpaid thereon to the date of redemption, and (ii) 100% of the principal amount of the SpaceX Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. On or after the applicable Par Call

Date, SpaceX Notes are redeemable, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the respective SpaceX Notes being redeemed plus accrued and unpaid interest.
Covenants. The SpaceX Notes contain customary events of default and affirmative and negative covenants, including restrictions on additional liens in excess of 7.5% of the Company’s consolidated total assets and fundamental changes (which is limited to a merger where the Company is not the surviving entity outside certain jurisdictions). The Company was in compliance with the covenants as of June 30, 2026.
Accounting Treatment. The Company accounted for the repayment of the SpaceX Bridge Loan as an extinguishment of debt, resulting in a loss on extinguishment of $18 million, recorded in Other income (expense), net.
SpaceX Bridge Loan
General. In March 2026, SpaceX entered into a bridge loan credit agreement (the “SpaceX Bridge Loan”) with a syndicate of lenders, providing for an unsecured bridge term loan facility in an aggregate principal amount of $20,000 million. The SpaceX Bridge Loan was scheduled to mature on September 2, 2027, with two three-month extensions at the Company’s option, subject to the absence of a continuing default and the payment of an extension fee of 0.25% of the aggregate outstanding principal per extension, resulting in a final extended maturity date in March 2028. The SpaceX Bridge Loan was repaid in full in June 2026 using proceeds from the SpaceX Notes.
Proceeds. The proceeds of the SpaceX Bridge Loan were used to repay the X B-1 Term Loan, the X B-3 Term Loan, the xAI Fixed Rate Loan, the xAI Floating Rate Loan, and the xAI 12.5% Senior Secured Notes (as defined and described below). The remaining proceeds were used for general corporate purposes.
Interest Rates. The SpaceX Bridge Loan bore interest, at the Company’s election, at a rate per annum equal to (i) Term SOFR plus an applicable margin ranging from 0.75%-1.75% (depending on the Company’s debt rating), or (ii) a base rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.00% and (d) 1.00%, plus an applicable margin ranging from 0.00% to 0.75% (depending on the Company’s debt rating). In addition, the Company was obligated to pay duration fees equal to 0.125% of outstanding principal on the first anniversary of closing and 0.25% of outstanding principal on the fifteen-month anniversary of closing.
Principal Repayments. In June 2026, the Company repaid the full outstanding principal balance and accrued interest, resulting in the extinguishment of the SpaceX Bridge Loan. The SpaceX Bridge Loan could be prepaid at any time, in whole or in part, without premium or penalty. The Company was required to use the net proceeds of certain debt financings to repay amounts outstanding under the SpaceX Bridge Loan and to apply the net proceeds of a qualified IPO to repay such amounts within six months following receipt.
Guarantors and Collateral. The obligations of the Company under the SpaceX Bridge Loan were guaranteed on a joint and several basis by X Corp., X.AI LLC, and CTC Property, LLC (each a subsidiary of the Company).
Accounting Treatment. The Company accounted for the repayment of the X B-1 Term Loan, the X B-3 Term Loan, the xAI Fixed Rate Loan, the xAI Floating Rate Loan and the xAI 12.5% Senior Secured Notes as an extinguishment of debt, resulting in a loss on extinguishment of $1,526 million, recorded in Other income (expense), net.
SpaceX Credit Facility
General. In February 2025, the Company entered into a five-year senior unsecured revolving credit agreement (“SpaceX Credit Facility”) with a syndicate of banks, under which the Company may draw up to $1,500 million, subject to a customary financial covenant and other reporting requirements. The SpaceX Credit Facility terminates, and all outstanding loans become due and payable, on February 7, 2030, unless the parties agree to an extension. No amounts were borrowed under the SpaceX Credit Facility during the three and six months ended June 30, 2026.
Amendment. In March 2026, the Company entered into a First Amendment to Credit Agreement and Waiver (the “First Amendment”) with its lenders, in connection with the Company’s entry into the SpaceX Bridge Loan (as defined above). The First Amendment, among other things, (i) waived certain specified defaults and (ii) amended certain definitions and covenants under the SpaceX Credit Facility to conform to the terms of the SpaceX Bridge Loan. In May 2026, SpaceX amended the SpaceX Credit Facility to increase the borrowing capacity up to $5,000 million (“Amended SpaceX Credit Facility”). As part of the Amended SpaceX Credit Facility, the sublimit for performance letters of credit was increased to $2,000 million. The Amended SpaceX Credit Facility terminates, and all outstanding loans become due and payable, on May 19, 2031, unless the parties agree to an extension in accordance with the terms of the Amended SpaceX Credit Facility. All other terms were consistent with the terms of the SpaceX Credit Facility.
Interest Rates. Under the SpaceX Credit Facility, borrowings bear interest at the Company’s option, at a rate per annum of (i) between 0.75%-1.25%, depending on the Company’s current debt rating, plus the relevant Term SOFR or (ii) between 0.0%-0.25% depending on the Company’s current debt rating plus the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.0% and (d) 1.0%. The Company may also borrow in various alternative currencies at various alternative rates, including rates based on SONIA for Pound Sterling loans and EURIBOR for Euro loans plus an applicable margin. The fee for undrawn amounts is between 0.07%-0.11% per annum, depending on the Company’s current debt rating. Interest is payable either monthly or quarterly, depending on the interest loan option.
Covenants. The Company was in compliance with the covenants as of June 30, 2026; however, the Company had a technical default when the Company acquired xAI on February 2, 2026 due to the amount of debt assumed as part of the acquisition at the subsidiary level. On March 2, 2026, the Company obtained a waiver from the syndicate of banks and amended the SpaceX Credit Facility allowing for the debt refinance completed on March 2, 2026, resulting in the Company being in compliance with all covenants.
X 2027 and 2030 Notes
General. In 2019, a subsidiary of X, an indirect subsidiary of the Company, issued $700 million aggregate principal amount of 3.875% senior notes due 2027 (the “X 2027 Notes”) in a private placement. The X 2027 Notes mature on December 15, 2027. In 2022, a subsidiary of X issued $1,000 million aggregate principal amount of 5.000% senior notes due 2030 (the “X 2030 Notes”) in a private placement. The X 2030 Notes mature on March 1, 2030. The X 2027 and X 2030 Notes represent senior unsecured obligations of the Company.
Interest Rates. For the X 2027 Notes, the interest rate is fixed at 3.875% per annum and interest is payable semi-annually in arrears on June 15 and December 15 of each year. For the X 2030 Notes, the interest rate is fixed at 5.000% per annum and interest is payable semi-annually in arrears on March 1 and September 1 of each year.
Principal Repayments. In November 2022, the Company purchased approximately $675 million aggregate principal amount of X 2027 Notes and $998 million aggregate principal amount of the X 2030 Notes in settlement of the change in control of Twitter. The X 2027 Notes and X 2030 Notes that remain outstanding may be redeemed at the option of the Company, in whole or in part, at any time prior to September 15, 2027 and December 1, 2029, respectively, at a price equal to 100.0% of the principal amounts plus a “make-whole” premium and accrued and unpaid interest, if any, up to, but excluding, the redemption date.
Covenants. The Company was in compliance with the covenants as of June 30, 2026.
X First Lien Senior Credit Facilities
General. In 2022, X Corp., an indirect subsidiary of the Company, entered into the First Lien Credit Agreement which provided for a new term loan commitment of $6,705 million (“X B-1 Term Loan”) and a $500 million Secured First Lien Revolving Credit Facility (including a letter of credit subfacility with an aggregate face value of up to $100 million) (together referred to as “X First Lien Senior Credit Facilities”). The Secured First Lien Revolving Credit Facility matures on October 27, 2027 and the X B-1 Term Loan matures on October 27, 2029.
Amendments. In February 2025, X Corp., an indirect subsidiary of the Company, amended the X First Lien Senior Credit Facilities and entered into a new term loan commitment for $4,741 million with a maturity date of October 27, 2029 (“X B-3 Term Loan”) and reduced the Secured First Lien Revolving Credit Facility commitment to $0. As part of the issuance of the X B-3 Term Loan, the Company is required to pay an arrangement fee of $51 million, which is due and payable on February 19, 2027. In April 2025, the Company entered into an amendment to the X B-3 Term Loan for an additional commitment of $1,225 million with the same terms and conditions, increasing the total X B-3 Term Loan borrowings to $5,966 million.
Interest Rates. The X B-1 Term Loan bore interest at a rate per annum of, initially, adjusted Term SOFR plus 6.50%. The Secured First Lien Revolving Credit Facility bore interest at a rate per annum of, initially, an adjusted Term SOFR plus 4.50%, with leverage-based step-downs. Undrawn commitments under the Secured First Lien Revolving Credit Facility were subject to an unused commitment fee of 0.50% per annum, subject to quarterly leverage based step-downs. The X B-3 Term Loan had a fixed interest rate of 9.50% per annum. Interest on the X B-1 Term Loan and X B-3 Term Loan was payable monthly, quarterly, or bi-annually at the option of the Company.
Principal Repayments. On March 2, 2026, the Company repaid the full outstanding principal balance and accrued interest, including a prepayment penalty of $425 million, resulting in the extinguishment of the X B-1 Term Loan and X B-3 Term Loan. The X B-1 Term Loan was repayable at any time, in whole or in part, without premium or penalty, subject to mandatory quarterly prepayments of principal beginning on the last day of the fiscal quarter ended March 31, 2023, in amounts equal to 0.25% of the original principal amount of borrowings thereunder, with the unpaid balance being payable on the final maturity date thereof. The X B-1 Term Loan was also subject to additional customary mandatory prepayment provisions from the proceeds of certain debt issuances and asset sales, as well as sweeps of a portion of excess cash flow, subject to certain leverage-based step-downs and exceptions. The X B-3 Term Loan had prepayment penalties of 107.13% of the outstanding principal before October 27, 2026, 104.75% of the outstanding principal before October 27, 2027, and 102.38% of the outstanding principal before October 27, 2028.
Guarantors and Collateral. Obligations under the First Lien Senior Credit Facilities were guaranteed by X, and were collateralized by a first priority lien on substantially all of the assets of X and its subsidiaries (subject to customary exceptions).
xAI First Lien Credit Agreement
General. In June 2025, X.AI Corp. and X.AI LLC, indirect subsidiaries of the Company, entered into the First Lien Credit Agreement to provide borrowings up to $2,000 million. The Company executed a $1,000 million Fixed Rate Term Loan maturing on June 30, 2030 (“xAI Fixed Rate Term Loan”); and a $1,000 million Floating Rate Term Loan maturing on June 30, 2030 (“xAI Floating Rate Term Loan”).
Interest Rates. The xAI Fixed Rate Term Loan had a fixed interest rate of 12.50% per annum and the xAI Floating Rate Term Loan had a floating interest rate per annum of Term SOFR plus 7.25% or ABR plus 6.25%. Interest on the xAI Fixed Rate Term Loan was payable bi-annually on January 31 and July 31, commencing on January 31, 2026. Interest on the xAI Floating Rate Term loan was payable monthly, quarterly, or bi-annually at the option of the Company.
Principal Repayments. On March 2, 2026, the Company repaid the full outstanding principal balance and accrued interest, including a prepayment penalty of $221 million, resulting in the extinguishment of the xAI Fixed Rate Term Loan and xAI Floating Rate Term Loan. The xAI Fixed Rate Term Loan and the xAI Floating Rate Term Loan had prepayment penalties of 103% on the principal outstanding balance prior to June 30, 2027 and 101% on the principal outstanding balance prior to June 30, 2028.
Guarantors. Obligations under the xAI Fixed Rate Term Loan and xAI Floating Rate Term Loan were guaranteed each jointly and severally by X.AI Corp. and certain of its subsidiaries.
xAI 12.5% Secured Senior Notes
General. In June 2025, X.AI LLC and, X.AI Co Issuer Corp, indirect subsidiaries of the Company, issued $3,000 million aggregate principal amount of 12.5% interest Senior Secured Notes due in 2030 (“xAI 12.5% Senior Secured Notes”). The Senior Secured Notes were issued at 100% of the principal amount and the entire principal amount will be due on June 30, 2030.
Interest Rates. The xAI 12.5% Senior Secured Notes had a fixed interest rate of 12.50% per annum. Interest was payable bi-annually on January 15 and July 15, commencing on January 15, 2026.
Principal Repayments. On March 5, 2026, the Company repaid the full outstanding principal balance and accrued interest, including a prepayment penalty of $518 million, resulting in the extinguishment of the xAI 12.5% Senior Secured Notes. The xAI 12.5% Senior Secured Notes had prepayment penalties of 106.25% on the principal outstanding balance prior to July 15, 2027 and 103.13% on the principal outstanding balance prior to July 15, 2028.
Guarantors. Obligations under the xAI 12.5% Senior Secured Notes were guaranteed each jointly and severally by xAI and certain of its subsidiaries.
xAI Revolving Line of Credit
General. In April 2024 and amended through March 2026, a subsidiary of xAI, an indirect subsidiary of the Company, entered into a revolving line of credit up to borrowing capacity of $250 million. The Company had no borrowings under the line of credit during the three and six months ended June 30, 2026.
Interest Rates. Interest on any borrowings is calculated based on the 30-day average SOFR plus the International Swaps and Derivatives Association spread adjustment plus a spread of 40 basis points.
Guarantors and Collateral. The agreement permits borrowings up to the value of the pledged collateral held in custody, less any outstanding loan balances, accrued interest, and fees. The pledged collateral consisted of securities held in xAI’s custodial account.

Other Financings
The Company has entered into various other financing arrangements, generally collateralized by specific machinery and equipment. These arrangements have an average fixed interest rate of 5.9% and 5.5% per annum as of June 30, 2026 and December 31, 2025, respectively, with principal and interest payments due monthly, and in certain instances, a lump sum payment at the end of term.
In April 2026, CTC Property, LLC (“CTC”) entered into an additional sale-leaseback transaction for its AI infrastructure assets which would have been deemed finance leases resulting in failed sale-leaseback transactions. As a result, the Company recorded the related debt of $2,039 million and $11,290 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheets as of June 30, 2026 for three failed sale-leaseback transactions. Refer to Note 17, Related Party Transactions for additional details.
The future scheduled principal maturities of debt as of June 30, 2026 are as follows:

2026 (remaining six months)	$944
2027	2,402
2028	2,867
2029	3,422
2030	3,597
Thereafter	25,201
Total	$38,433
The Company measures the fair value of its long-term fixed-rate debt for disclosure purposes. The fair value estimates for these debts were determined based on the quoted prices, if available, or based on a discounted cash flow approach using yields calibrated from recent issuances of the securities, resulting in Level II measurement.
The carrying amounts and fair values of the long-term fixed-rate debt included in the consolidated balance sheets are as follows:

	As of June 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SpaceX Notes	$24,852	$24,697	$—	$—
X B-3 Term Loan	$—	$—	$5,912	$6,190
xAI Fixed Rate Term Loan	$—	$—	$991	$1,057
xAI 12.5% Secured Senior Notes	$—	$—	$2,988	$3,173
Note 10 - Leases
The components of lease expense are as follows within the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$126	$134	$233	$254
Short-term lease cost	147	46	260	75
Variable lease cost	24	23	55	46
Total operating lease expense	$297	$203	$548	$375
Finance lease expense:
Amortization of leased assets	$79	$85	$158	$169
Interest on lease liabilities	64	82	132	167
Total finance lease expense	143	167	290	336
Total lease expense	$440	$370	$838	$711
During the six months ended June 30, 2026, there were no material changes in the Company’s lease portfolio since December 31, 2025.

Note 11 - Balance Sheet Components
Certain financial statement details are as follows:

	June 30, 2026	December 31, 2025
Prepaid expenses and other current assets
Tax related assets	$561	$618
Unbilled receivables	192	223
Rebates and credits	178	597
Restricted cash and deposits	210	182
Other current assets	583	590
Prepaid expenses and other current assets	$1,724	$2,210

Accrued expenses and other current liabilities
Tax related liabilities	$529	$563
Payroll & employee benefit accruals	452	322
Operating lease liabilities, current	344	422
Restructuring liabilities	177	339
Accrued interest	20	416
Other current liabilities	855	507
Accrued expenses and other current liabilities	$2,377	$2,569
Note 12 - Redeemable Convertible Preferred Stock and Shareholders’ Equity
SpaceX Preferred and Common Stock
Upon completion of the IPO, the Company's capital stock consists of common stock and preferred stock. The common stock is divided into three classes: Class A common stock ("Class A"), Class B common stock ("Class B"), and Class C common stock ("Class C") (collectively, "SpaceX Common Stock"). The Company also has one class of preferred stock ("SpaceX Preferred Stock").
As of June 30, 2026, the total number of shares of SpaceX Common Stock the Company is authorized to issue is 52,257 million shares, each with a par value of $0.001 per share: 36,132 million shares are Class A, 6,125 million shares are Class B, and 10,000 million shares are Class C. The Company is also authorized to issue 2,400 million shares of SpaceX Preferred Stock.
In May 2026, the Board approved the 2026 Stock Split, pursuant to which each share of the Class A, Class B, and Class C SpaceX Common Stock issued and outstanding was split into five shares of the same class of SpaceX Common Stock.
In connection with the IPO, the Company effected the following equity structure changes:
Conversion of Preferred Stock. All shares of SpaceX Redeemable Convertible Preferred Stock outstanding prior to the IPO were converted into a number of shares of Class A or Class B common stock.
Reclassification of Class C Common Stock. All shares of Class C common stock outstanding prior to the IPO were reclassified into Class A common stock.
Elimination of Class D Common Stock. The Company's Class D common stock was eliminated.
Amended and Restated Certificate of Formation. An amendment to the Company's amended and restated certificate of formation, which became effective immediately prior to completion of the IPO, reduced the authorized number of shares of SpaceX Preferred Stock to 2,400 million. SpaceX Preferred Stock has a par value of $0.001 per share with rights and preferences, including voting rights, designated from time to time by the Company's board of directors.
Effect of the xAI Merger
xAI Redeemable Convertible Preferred Stock
On xAI Merger Date, all outstanding shares of xAI Redeemable Convertible Preferred Stock converted into shares of SpaceX Common Stock, based on the share-for-share exchange mechanics specified in the Merger Agreement. Upon conversion, all shares of xAI Redeemable Convertible Preferred Stock were canceled and retired, and former xAI Redeemable Convertible Preferred Stock shareholders received the applicable shares of SpaceX Common Stock. Any shares of xAI Redeemable Convertible Preferred Stock previously held by the Company were canceled and retired and did not receive any consideration.
Redeemable Convertible Preferred Stock
Each series of SpaceX and xAI Redeemable Convertible Preferred Stock (collectively, the “Combined Redeemable Convertible Preferred Stock”) as of December 31, 2025 consisted of the following (no shares of Combined Redeemable Convertible Preferred Stock were issued and outstanding as of June 30, 2026):

Outstanding (1)
December 31, 2025
SpaceX Redeemable Convertible Preferred Stock
Series A	60.4
Series A-1	0.2
Series B	5.1
Series B-1	0.1
Series C	9.7
Series D	5.2
Series E	10.2
Series F	6.7
Series G	12.6
Series H	3.2
Series I	3.0
Series J	2.5
Series K	2.5
Series L	1.4
Series M	2.7
Series N	9.3
Total SpaceX Redeemable Convertible Preferred Stock	134.7
xAI Redeemable Convertible Preferred Stock
Series A	750.0
Series A-1	—
Series B	584.9
Series C	277.1
Series D	120.1
Series E	179.2
Total xAI Redeemable Convertible Preferred Stock	1,911.3
Total Combined Redeemable Convertible Preferred Stock	2,046.0
__________________
(1)The number of issued redeemable convertible preferred stock is equal to the number of outstanding redeemable convertible preferred stock, with the exception of xAI Series A and xAI Series D, of which the number of issued shares is 1,000.0 million and 175.0 million as of December 31, 2025, respectively, due to redeemable convertible preferred stock held by X and SpaceX, respectively.

Common Stock
The following describes all of the activity that occurred within each class of SpaceX Common Stock during the three and six months ended June 30, 2026 and 2025, incorporating all activity that occurred within the class of xAI Common Stock on an as-converted basis to the class of SpaceX Common Stock it was converted into per the xAI Merger and X Merger.

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Three Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2026	2,884	$3	2,418	$3	497	$0	—	$—
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	639	1	—	—	—	—	—	—
Common stock issued, net of tax withholding	25	0	1	0	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	3,448	3	3,274	3	—	—	—	—
Conversion between classes of common stock	612	0	(115)	0	(497)	0	—	—
Repurchase of common stock	(1)	0	(9)	0	—	—	—	—
Balances at June 30, 2026	7,607	$7	5,569	$6	—	$—	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Six Months Ended June 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2025	1,952	$3	643	$1	484	$0	—	$—
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	639	1	—	—	—	—	—	—
Common stock issued, net of tax withholding	53	0	1,306	1	13	0	—	—
Conversion of redeemable convertible preferred stock pursuant to the xAI Merger	886	0	537	1	—	—	—	—
Repurchase of common stock pursuant to xAI Merger	(3)	0	(20)	0	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	3,453	3	3,274	3	—	—	—	—
Conversion between classes of common stock	637	0	(140)	0	(497)	0	—	—
Repurchase of common stock	(10)	0	(31)	0	—	—	—	—
Balances at June 30, 2026	7,607	$7	5,569	$6	—	$—	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Three Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at March 31, 2025	1,862	$2	731	$1	431	$0	—	$—
Common stock issued, net of tax withholding	3	1	—	—	22	0	—	—
Conversion between classes of common stock	2	0	(2)	0	—	—	—	—
Repurchase of common stock	—	—	(1)	0	—	—	—	—
Balances at June 30, 2025	1,867	$3	728	$1	453	$0	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Six Months Ended June 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	1,832	$2	768	$1	423	$0	—	$—
Common stock issued, net of tax withholding	21	1	1	0	29	0	—	—
Conversion of redeemable convertible preferred stock to common stock	1	0	—	—	1	0	—	—
Conversion between classes of common stock	26	0	(26)	0	—	—	—	—
Repurchase of common stock	(14)	0	(15)	0	—	—	—	—
Transfer of equity in business combination	1	0	—	—	—	—	—	—
Balances at June 30, 2025	1,867	$3	728	$1	453	$0	—	$—
The following describes the various rights and preferences of the SpaceX Common Stock:
Dividend Provisions
Subject to the prior rights of holders of all classes and series of stock at the time outstanding having prior rights as to dividends, holders of SpaceX Common Stock shall be entitled to receive, when, as and if declared by the Board of Directors, out of any funds legally available, such dividends as may be declared from time to time by the Board of Directors. For the period from inception through June 30, 2026, no dividends were declared on SpaceX Common Stock.
Conversion Rights
Each share of Class B is convertible at the option of the holder, at any time, into one share of Class A. Each share of Class B will automatically convert into one share of Class A upon a transfer, other than a Permitted Transfer (as defined in the charter), of such share of Class B.
Voting Rights
Each holder of Class A is entitled to one vote for each share held. Each holder of Class B is entitled to ten votes for each share held. The holders of Class C have no voting rights, except as required by law.
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available out of its authorized but unissued shares of SpaceX Common Stock such number of shares sufficient to effect the conversion of all outstanding shares of Class B to Class A, and shares granted and available for grant under the Company’s share plans.
The amount of such shares of the SpaceX Common Stock reserved for these purposes at June 30, 2026 is as follows:

	Number of Shares
	Class A	Class B	Class C
Outstanding Class B	5,569	—	—
Outstanding stock options	120	352	—
Outstanding RSUs	122	—	—
Future grants under share-based compensation	324	—	—
	6,135	352	—
Share Repurchases
During the three and six months ended June 30, 2026, the Company also repurchased a total of $80 million and $2,013 million, respectively, of SpaceX Common Stock (10.5 million and 41.0 million shares, respectively) and Redeemable Convertible Preferred Stock (— and 2.1 million shares, respectively) in a number of unrelated transactions with existing shareholders at their then-current fair market value. During the six months ended June 30, 2026, the Company repurchased $2,413 million (or 25.0 million shares) of SpaceX Common Stock from eligible current and former xAI employees as part of the xAI Merger.
Similarly, the Company repurchased $12 million (or 0.3 million shares) and $520 million (or 28.2 million shares) of SpaceX Common Stock from eligible current and former employees and existing shareholders during the three and six months ended June 30, 2025, respectively. The Company only repurchased shares held by eligible participants for more than six months at a purchase price per share equal to the then current fair market value.
All SpaceX shares repurchased to date have been retired.
Note 13 - Earnings per Share
The following table presents the reconciliation of net loss attributable to common shareholders to net loss used in computing basic and diluted net loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(541)	$(1,008)	$(4,817)	$(1,536)
Less: Deemed dividend(1)	—	—	671	—
Net loss attributable to common shareholders - basic and diluted	$(541)	$(1,008)	$(5,488)	$(1,536)

Denominator:
Weighted average shares of common stock outstanding - basic and diluted	5,864	2,929	4,879	2,902

Net loss per share attributable to common shareholders
Basic and Diluted	$(0.09)	$(0.34)	$(1.12)	$(0.53)
__________________
(1)The excess of fair market value over the consideration transferred for the repurchase of SpaceX Redeemable Convertible Preferred Stock was treated as a deemed dividend and resulted in an increase to net loss attributable to common shareholders in the calculation of net loss per share.
The following potentially dilutive securities on an as-converted basis are excluded from the calculation of diluted net loss per share attributable to common shareholders for the periods presented because the impact of including them would be anti-dilutive:

	As of June 30,
	2026	2025
xAI Redeemable Convertible Preferred Stock	—	1,220
SpaceX Redeemable Convertible Preferred Stock	—	6,760
Share-based compensation	564	669
The table above excludes 1,331 million and 13.5 million share-based compensation awards outstanding as of June 30, 2026 and 2025, respectively, as these awards are subject to performance and market conditions that were not met as of those dates.
Note 14 - Share-based Compensation
General
The Company grants RSUs, RSAs, and non-statutory options to eligible employees, key executives, and certain non-employee service providers with service and/or performance conditions (collectively, the “Plans”). The Company offers an ESPP, under which eligible employees can purchase the Company’s Common Stock at a discounted price. The Company also offers a Non-Qualified Employee Stock Purchase Plan (“NQ ESPP”), under which employees can purchase the Company’s Common Stock at the fair market value. In April 2026, the Company cancelled the NQ ESPP.

Summary of Share-Based Compensation Information
The following table summarizes the Company’s share-based compensation expense by line item in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$117	$65	$193	$104
Research and development	369	193	731	268
Selling, general, and administrative	345	205	546	322
Total	$831	$463	$1,470	$694
During the three and six months ended June 30, 2026, share-based compensation expense capitalized to the consolidated balance sheets was $50 million and $110 million, respectively. During the three and six months ended June 30, 2025, share-based compensation expense capitalized to the consolidated balance sheets was $46 million and $77 million, respectively.
Note 15 - Income Taxes
The Company’s effective tax rate was (4.4)% and (0.6)% for the three and six months ended June 30, 2026, respectively, compared to (15.9)% and (11.0)% for three and six months ended June 30, 2025, respectively. The change in the Company’s effective tax rate was primarily due to the changes in the mix of its jurisdictional earnings and changes in the valuation allowance.
The Company’s effective tax rates for the six months ended June 30, 2026 and 2025 as compared to the U.S. federal statutory rate of 21.0% were primarily impacted by the mix of its jurisdictional earnings subject to different tax rates and the valuation allowances on its deferred tax assets.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of its net deferred tax assets will not be realizable based on the relevant weight of all positive and negative evidence. As of June 30, 2026, the Company continues to maintain a full valuation allowance against its deferred tax assets in the United States, with the exception of certain state deferred tax assets and transferrable investment tax credits that are expected to be realizable. The Company has also recorded valuation allowances in certain foreign jurisdictions where it concluded that it is more likely than not that the deferred tax assets will not be realized. The Company will continue to assess the realizability of its deferred tax assets in future periods and will adjust the valuation allowance as necessary based on changes in facts and circumstances.
Note 16 - Commitments and Contingencies
Unconditional Obligations
The Company’s unconditional obligations are non-cancelable contractual commitments primarily related to the Company’s investments in AI infrastructure and third-party cloud capacity arrangements and other service arrangements. It also includes the Company’s commitments under the Spectrum Transaction, which are payable in cash and in the Company’s Class A common stock. Refer to Note 6 - Intangible Assets and Goodwill for additional details. The following table summarizes the Company’s non-cancelable contractual commitments as of June 30, 2026:

2026 (remaining six months)	$2,728
2027	22,244
2028	2,172
2029	809
2030	2
Thereafter	—
Total	$27,955
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit of $645 million at June 30, 2026 related to various customer contracts, insurance agreements, and facility lease agreements. All of the outstanding letters of credit were collateralized by restricted cash. The Company also had surety bonds of $465 million for self-insured workers’ compensation programs and other governmental licenses at June 30, 2026.

Legal Proceedings
In the normal course of its business, the Company is involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the significant matters described below that could have a material impact on our results of operations. The Company assesses, in conjunction with its legal counsel, the need to record a liability for litigation and contingencies. With respect to the cases, actions, and inquiries described below, the Company evaluates the associated developments on a regular basis and will accrue a liability when it believes a loss is probable and the amount can be reasonably estimated. In addition, the Company believes there is a reasonable possibility that it may incur a loss in some of these matters and the loss may be material or exceed its estimated ranges of possible loss.
The outcomes of the matters described in this section, such as whether the likelihood of loss is remote, reasonably possible, or probable, or if and when the reasonably possible range of loss is estimable, are inherently uncertain, and unless specified otherwise, possible losses are not reasonably estimable at this time. If one or more of these matters were resolved against the Company for amounts above management’s estimates, the Company’s financial condition and results of operations, including in a particular reporting period in which any such outcome becomes probable and estimable, could be materially adversely affected.
In November 2022, the European Union’s Digital Services Act (“DSA”) came into force as a result of which X has to comply with extensive content moderation and other duties. The Company published its first Transparency Report under the DSA in November 2023. In December 2023, the European Commission (“EC”) opened a formal investigation into X and its Irish subsidiary, Twitter International Unlimited Company (“TIUC”), which was later renamed to X Internet Unlimited Company (XIUC). On July 12, 2024, in relation to alleged breaches of Articles 25(1), 39 and 40(12) of the DSA, the EC issued preliminary findings that X’s blue checkmark is deceptive, its advertisement repository does not meet DSA requirements, and it grants inadequate access to data to third-party researchers. On September 26, 2024, XIUC and X submitted their observations challenging the EC’s preliminary findings. On December 5, 2025, the EC delivered a final decision in which it upheld its preliminary findings and imposed a fine of EUR 120 million on XIUC, X., x.AI, and Elon Musk (together, the “parties”). On February 16, 2026, the parties challenged the EC’s decision in the General Court of the European Union. This challenge remains pending.
In March 2016, non-practicing entity Youtoo Technologies filed suit against Twitter, Inc. in the United States District Court for the Northern District of Texas alleging its Vine and Periscope products infringe Youtoo’s video-sharing patents (the ‘304, ‘506, and ‘997 patents). On Twitter’s motion, the district court dismissed the ‘304 and ’506 patents as invalid. Twitter filed petitions for Inter Partes Review before the Patent Trial and Appeals Board (PTAB) challenging all three patents-in-suit. The PTAB upheld the ‘304 and ‘506 Patents and invalidated the ‘997 Patent; the Federal Circuit affirmed. On March 16, 2020, Plaintiff (now Vidstream LLC, which allegedly acquired the patents from Youtoo Technologies in a bankruptcy proceeding), moved the Court to reconsider its earlier ruling invalidating the ‘304 and ‘506 patents. On April 1, 2022, the Court reversed its original ruling on the ‘304 and ‘506 patents. On September 27, 2024, Vidstream filed a motion for partial summary judgment, which the Court granted in part. The case went to a jury trial, and on April 16, 2025, the jury rendered a verdict finding (i) that Twitter did not infringe any claim of the ‘506 patent and two out of three claims of the ‘304 patent and that each of those patent claims was invalid, but (ii) that Twitter willfully infringed one claim of the ‘304 patent. The jury awarded Plaintiff $105 million in damages. In November 2025, the district court affirmed the jury’s award and awarded an additional $67 million in prejudgment interest. Twitter has appealed and Vidstream has cross-appealed. Both appeals remain pending before the Federal Circuit.
In June 2023, music publishing companies that are members of the National Music Publishers’ Association (the “NMPA”) filed a complaint against X in the U.S. District Court for the Middle District of Tennessee, claiming direct, contributory, and vicarious copyright infringement based on Twitter’s alleged failure to expeditiously take down infringing music posted by users after the music publishers allegedly gave Twitter notice of those infringements. The music publishers also allege that Twitter did not suspend the accounts of “repeat infringers,” so that Twitter is not entitled to a “safe harbor” from liability under the DMCA. In March 2024, the Court dismissed plaintiffs’ direct infringement and vicarious infringement claims, and part of plaintiffs’ claim for contributory infringement. Following the Supreme Court’s decision in Cox Comm’s, Inc. v. Sony Music Entm’t., the Court granted the parties’ joint motion for a stay to allow X to file a renewed motion to dismiss. On July 16, 2026, the parties stipulated to the dismissal of all the NMPA’s claims, and the matter is now closed.
In September 2023, Dutch foundation Stichting Data Bescherming Nederland (“SDBN”) filed a putative class action lawsuit in the District Court of Amsterdam in the Netherlands against TIUC, Twitter, Inc., X Corp., and Twitter Netherlands b.v. related to Twitter’s operation of the MoPub platform. SDBN primarily claims that MoPub’s real-time bidding ad exchange violated the GDPR. SDBN claims to represent 11 million Dutch internet users who downloaded and used third-party mobile apps containing the MoPub software development kit during the period 2013-2022 and it seeks a monetary award in the range of €250 to €2,500 per person. On February 4, 2026, the Court declined to allow the case to proceed as a class action and indicated that it is considering staying the proceedings until the Court of Justice of the European Union has ruled in a separate case concerning the applicability of Dutch class action requirements to GDPR claims. The Twitter parties filed a brief in support of the proposed stay, which the plaintiffs opposed, on March 4, 2026.

In August 2024, Dutch foundation Stichting Onderzoek Marktinformatie (SOMI) initiated a collective action in the District Court of Amsterdam in the Netherlands on behalf of approximately 7.8 million Dutch X users. Among other things, SOMI seeks damages against TIUC, X Corp. and Twitter Netherlands B.V. (collectively, the “X entities”) for: (1) alleged data breaches and insufficient security measures; (2) alleged unauthorized microtargeting and lack of transparency; and (3) the alleged failure to moderate hate speech and the obstruction of research, all in violation of the GDPR and/or DSA. The alleged data breaches relate to a Twitter API bug that came to light in 2022 and that had allowed persons who knew the email address or phone number of a user to determine the user’s Twitter ID. SOMI has requested compensation (to be assessed at a later stage) for each member of the class, including symbolic damages of EUR 1 for each member of the class that is allegedly affected by hate speech on the X platform. The X entities filed a procedural defense on March 12, 2025. On May 27, 2026, the court determined that SOMI satisfies most admissibility requirements but held that it was unable to establish that SOMI meets the financial safeguard requirements under Dutch law. SOMI provided the court with further information about its financing arrangements on June 24, 2026. The X entities responded to SOMI's submission on July 29, 2026. The parties are now awaiting the court's decision on whether SOMI meets the financial safeguard requirements under Dutch law.
In September 2025, non-practicing entity Search and Share Technologies, LLC (“SaS”) filed a patent complaint against X Corp. in the Federal District Court for the Western District of Texas. SaS alleges that X Corp. infringed on U.S. Patent Nos. 10,180,952 and 11,106,744, through features in its mobile app and website enabling users to interact with content through dedicated interfaces that directly share what other users see in ranked feeds and search results. SaS filed an Amended Complaint on January 5, 2026. On January 20, 2026, X Corp. moved to dismiss SaS’s willful infringement and induced infringement claims. On February 3, 2026, SaS responded to, but did not oppose, X Corp.’s partial motion to dismiss. On February 10, 2026, X Corp. filed its reply. On February 4, 2026, X Corp. filed an IPR petition challenging the ‘744 Patent and on February 18, 2026, filed an IPR petition challenging the '952 Patent. On July 14, 2026, the Director instituted both IPRs against the SaS patents.
Beginning in January 2026, the Company and certain subsidiaries have been named as defendants in multiple lawsuits arising from Grok’s image-generation and editing features. The complaints generally allege that Grok’s image-generation and editing features enabled the creation and dissemination of nonconsensual explicit images and/or content representing women and/or children in sexualized contexts. The actions include Jane Doe v. X.AI Corp. and X.AI LLC, instituted in the U.S. District Court for the Northern District of California on January 23, 2026, and Jane Doe 1 et al. v. X.AI Corp. and X.AI LLC (the “Jane Doe 1 Case”) instituted in the U.S. District Court for the Northern District of California on March 16, 2026. These cases are putative class actions, asserting claims including, among other things, claims of strict liability, negligence, nuisance, rights of privacy or publicity, and, in the Jane Doe 1 Case, certain federal statutory claims. Plaintiffs in these two cases seek, among other things, compensatory, statutory and punitive damages, restitution, disgorgement and injunctive relief. In addition, a case, Mayor and City Council of Baltimore ex rel. Ebony M. Thompson v. X Corp., X.AI Corp., X.AI LLC, and Space Exploration Technologies Corp, was instituted in the Baltimore City Circuit Court on March 24, 2026 (the “Baltimore Case”). The plaintiff in the Baltimore Case, the Mayor and City Council of Baltimore, asserts similar claims to those in the two cases discussed above under Baltimore’s Consumer Protection Ordinances. The plaintiff in the Baltimore Case seeks statutory penalties and/or injunctive relief. The Company intends to defend itself vigorously in these actions.
On April 14, 2026, the National Association for the Advancement of Colored People and the NAACP Mississippi State Conference (together, the “NAACP”) filed suit against X.AI Corp. and MZX Tech, LLC (the “Defendants”) alleging that the mobile gas turbines powering the COLOSSUS II data center with the permission of the Mississippi Department of Environmental Quality are in violation of the Clean Air Act because they allegedly constitute stationary sources without the proper permits. On May 6, 2026, the NAACP filed a preliminary injunction motion seeking to enjoin the operation of the turbines, which the Defendants opposed. The United States has moved to intervene to dismiss the action, and the State of Mississippi has filed an amicus brief opposing the NAACP’s preliminary injunction motion.
On May 14, 2026, X.AI LLC was named in a putative class action filed in the U.S. District Court for the Northern District of California alleging that Grok.com utilized certain tracking technologies owned by Google, Meta, and TikTok in violation of the Electronic Communications Privacy Act, California’s Invasion of Privacy Act, the California Constitution, and common law. The complaint seeks certification as a class, injunctive relief, unspecified damages, attorneys’ fees, costs, and interest. The Company intends to defend itself vigorously in this action.
The Company has recorded an accrual of $354 million for litigation losses that are probable and reasonably estimable in Accrued expenses and other current liabilities and Other liabilities on the consolidated balance sheet as of June 30, 2026. For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss.
Note 17 - Related Party Transactions
The Company periodically does business with certain entities with which its CEO and directors are affiliated.

During the three and six months ended June 30, 2026, the Company purchased $295 million and $329 million, respectively, of Megapack products from Tesla, Inc. (“Tesla”) recorded in Property, plant, and equipment, net in the consolidated balance sheets. As of December 31, 2025, the Company purchased $506 million of Megapack products and $131 million of Cybertrucks at manufacturer’s suggested retail price from Tesla, recorded in Property, plant, and equipment, net in the consolidated balance sheets.
In April 2026, CTC entered into an equipment lease agreement with Valor Equity Partners (“Valor”) for certain AI infrastructure hardware (“Valor Transaction”). The founder, CEO and Chief Investment Officer of Valor, Antonio Gracias, serves as one of the directors of the Company. The Valor Transaction was deemed to be a failed sale-leaseback transaction. The Company has previously entered into similar agreements with Valor for other AI infrastructure hardware. As of June 30, 2026, the Company recorded debt of $2,039 million and $11,290 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheet, and $327 million and $513 million in Interest expense for the three and six months ended June 30, 2026 in the Company’s consolidated statement of operations related to equipment lease agreements with Valor. As of December 31, 2025, the Company recorded debt of $455 million and $4,052 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheet related to equipment lease agreements with Valor. Refer to Note 9, Debt for additional details. The related asset is recorded within Property, plant, and equipment, net in the Company’s consolidated balance sheets.
Other transactions with Tesla and other related parties during the six months ended June 30, 2026 and 2025 were immaterial.
Note 18 - Segments
The Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), organizes the Company, manages resource allocations, and measures performance among three operating and reportable segments: (i) Space, (ii) Connectivity, and (iii) AI. The Company’s CODM assesses performance and allocates resources to operating segments based on segment income (loss) from operations by comparing actual income (loss) from operations to historical results and previously forecasted financial information. The Company’s CODM does not evaluate operating and reportable segments using asset or liability information.
The following tables present information as to revenues, significant segment expenses, and income (loss) from operations by the Company’s reportable segments:

	Three Months Ended June 30,
	2026
	Space	Connectivity	AI	Total Reportable Segments
Revenue	$962	$4,291	$2,561	$7,814
Costs and expenses
Cost of revenue	329	2,060	1,106	3,495
Research and development	1,076	294	2,178	3,548
Selling, general, and administrative	99	281	532	912
Restructuring charges	—	—	2	2
Total costs and expenses	1,504	2,635	3,818	7,957
Income (loss) from operations	(542)	1,656	(1,257)	(143)
Interest expense				(629)
Interest income				340
Other expense, net				(86)
Loss before income taxes				$(518)
Supplemental segment information
Depreciation and amortization	$158	$805	$1,885	$2,848
Share-based compensation	$179	$136	$516	$831
Capital expenditures	$1,174	$1,367	$15,828	$18,369

	Six Months Ended June 30,
	2026
	Space	Connectivity	AI	Total Reportable Segments
Revenue	$1,581	$7,548	$3,379	$12,508
Costs and expenses
Cost of revenue	610	3,711	1,562	5,883
Research and development	2,006	499	4,557	7,062
Selling, general, and administrative	169	494	995	1,658
Restructuring charges	—	—	(9)	(9)
Total costs and expenses	2,785	4,704	7,105	14,594
Income (loss) from operations	(1,204)	2,844	(3,726)	(2,086)
Interest expense				(1,293)
Interest income				553
Other expense, net				(1,962)
Loss before income taxes				$(4,788)
Supplemental segment information
Depreciation and amortization	$324	$1,588	$3,378	$5,290
Share-based compensation	$324	$252	$894	$1,470
Capital expenditures	$2,226	$2,699	$23,551	$28,476

	Three Months Ended June 30,
	2025
	Space	Connectivity	AI	Total Reportable Segments
Revenue	$746	$2,588	$737	$4,071
Costs and expenses
Cost of revenue	330	1,401	551	2,282
Research and development	693	143	1,122	1,958
Selling, general, and administrative	87	121	398	606
Restructuring charges	—	—	190	190
Impairment	5	—	—	5
Total costs and expenses	1,115	1,665	2,261	5,041
Income (loss) from operations	(369)	923	(1,524)	(970)
Interest expense				(411)
Interest income				98
Other income, net				413
Loss before income taxes				$(870)
Supplemental segment information
Depreciation and amortization	$146	$569	$811	$1,526
Share-based compensation	$125	$91	$247	$463
Impairment	$5	$—	$—	$5
Capital expenditures	$946	$1,130	$749	$2,825

	Six Months Ended June 30,
	2025
	Space	Connectivity	AI	Total Reportable Segments
Revenue	$1,611	$5,062	$1,465	$8,138
Costs and expenses
Cost of revenue	627	2,615	1,002	4,244
Research and development	1,219	266	2,030	3,515
Selling, general, and administrative	175	225	699	1,099
Restructuring charges	—	—	194	194
Impairment	29	—	—	29
Total costs and expenses	2,050	3,106	3,925	9,081
Income (loss) from operations	(439)	1,956	(2,460)	(943)
Interest expense				(858)
Interest income				215
Other income, net				202
Loss before income taxes				$(1,384)
Supplemental segment information
Depreciation and amortization	$308	$1,078	$1,584	$2,970
Share-based compensation	$233	$166	$295	$694
Impairment	$29	$—	$—	$29
Capital expenditures	$1,705	$1,944	$3,316	$6,965
Note 19 - Restructuring
In 2022, X, an indirect subsidiary of the Company (through the X Merger and subsequently, xAI Merger), initiated global employee workforce reductions, the effects of which continued into 2026. The charges and credits associated with the workforce reduction include cash severance expense and other termination benefits. Total charges (credits) of $2 million and $(9) million associated with the workforce reduction were recorded in Restructuring charges (credits) in the consolidated statements of operations for the three and six months ended June 30, 2026, respectively, and $190 million and $194 million for the three and six months ended June 30, 2025, respectively.
The following table is a summary of the changes in the restructuring liabilities for each period presented, included within Accrued expenses and other current liabilities and Other liabilities on the consolidated balance sheets:

Restructuring liabilities as of December 31, 2025	$443
Severance and other personnel costs	(9)
Cash payments	(168)
Other adjustments	2
Restructuring liabilities as of June 30, 2026	$268
Note 20 - Acquisitions
Cursor Merger
In April 2026, the Company entered into an option agreement (“Cursor Option Agreement”) providing the right, but not the obligation, to acquire Anysphere, Inc., a San Francisco-based private software company doing business as Cursor (“Cursor”). The Cursor Option Agreement generally provides that the Company may exercise the call option at any time during the 30-day period following the earlier of (i) seven trading days following the completion of the Company’s IPO and (ii) September 30, 2026. Exercise of the call option is in the Company’s sole discretion and subject to further approval by the board of directors. Cursor is also subject to certain exclusivity obligations under the option agreement. The consideration for the acquisition of Cursor would consist of shares of Class A common stock based on an implied equity value of Cursor of $60 billion, and the price of Class A common stock that equals the volume-weighted average closing price thereof over the seven consecutive trading days immediately preceding the closing of the acquisition. The call option to acquire Cursor was considered an equity instrument without readily determinable fair value and was determined to have an initial fair value of zero.
In June 2026, the Company exercised the call option and entered into an Agreement and Plan of Merger (the “Cursor Merger Agreement”) with Cursor to acquire Cursor (the “Cursor Merger”). The consummation of the Cursor Merger is subject to the satisfaction or waiver of the closing conditions set forth in the Cursor Merger Agreement, including, but not limited to, receipt of requisite regulatory approvals. The Company currently expects the Cursor Merger to close during the third quarter of 2026.
Concurrently with the Cursor Option Agreement, the Company entered into a compute agreement (“Cursor Compute Agreement”) where the Company would provide Cursor with certain GPU cluster compute capacity and the parties would collaborate to improve existing models, including Grok, and to jointly develop AI models and related model-specific deliverables or products. The net amount attributable to this collaboration arrangement for the three months ended June 30, 2026 was not material.
Mesh Optical Merger
In May 2026, the Company entered into an Agreement and Plan of Merger (the “Mesh Optical Merger Agreement”) with Mesh Optical Technologies Corporation (“Mesh Optical”) to acquire Mesh Optical (the “Mesh Optical Merger”). Mesh Optical designs and manufactures advanced optical devices, such as optical transceivers, to transmit data at high speeds across data centers. Pursuant to the Mesh Optical Merger Agreement, the consideration payable in the Mesh Optical Merger is approximately 3.8 million shares of the Company’s Class A common stock. Additionally, holders of Mesh Optical’s Class B common stock have the option to receive cash consideration of up to $2.5 million each in lieu of the Company’s common stock. The Mesh Optical Merger closed on July 6, 2026. The Company expects to finalize the valuation and complete the purchase price allocation for the business combination as soon as practicable, but no later than one year from the acquisition date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Prospectus”) on June 12, 2026 in connection with our initial public offering, and “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results or outcomes could differ materially from those discussed in the forward-looking statements. You should review the section titled “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the section titled “Risk Factors” in the Prospectus for a discussion of factors that could cause actual results or outcomes to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We design, manufacture, launch, and operate products and services built on cutting-edge technologies, including the world’s most advanced rockets and spacecraft. We safely and reliably transport astronauts, satellites, and other payloads on missions that benefit life on Earth.
We have three reportable segments in our vertically integrated innovation engine: Space, Connectivity, and AI. In our Space segment, we design, manufacture, and launch reusable rockets to provide high cadence, reliable, and affordable access to space at scale. In our Connectivity segment, we operate a worldwide high-speed, low-latency broadband data and communications network powered by over 10,200 Starlink broadband and mobile satellites in Low-Earth Orbit, delivering connectivity to millions of consumer, enterprise, and government customers across 167 countries, territories, and other markets. In our AI segment, we operate a highly vertically integrated AI platform spanning our truth-seeking frontier model Grok, AI solutions for consumer and enterprise customers, X—our real-time information, entertainment, and free speech platform—and AI computational infrastructure.
Initial Public Offering
In June 2026, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 638.9 million shares of its Class A common stock at a public offering price of $135.00 per share, including the full exercise of the underwriters’ over-allotment option, which resulted in net proceeds of $85,675 million after deducting the underwriting commissions and offering costs of $575 million. The underwriting commissions and offering costs are presented in shareholders’ equity as a reduction of the net proceeds received from the IPO.
Cursor Merger
In April 2026, the Company entered into an option agreement (“Cursor Option Agreement”) providing for the right, but not the obligation, to acquire Anysphere, Inc., a San Francisco-based private software company doing business as Cursor (“Cursor”). The Cursor Option Agreement generally provided that the Company may exercise the call option at any time during the 30-day period following the earlier of (i) seven trading days following the completion of the Company’s IPO and (ii) September 30, 2026. Exercise of the call option was in the Company’s sole discretion and subject to further approval by the board of directors. Cursor was also subject to certain exclusivity obligations under the option agreement. The consideration for the acquisition of Cursor would consist of shares of Class A common stock based on an implied equity value of Cursor of $60 billion, and the price of Class A common stock that equals the volume-weighted average closing price thereof over the seven consecutive trading days immediately preceding the closing of the acquisition.
In June 2026, the Company exercised the call option and entered into an Agreement and Plan of Merger (the “Cursor Merger Agreement”) with Cursor to acquire Cursor (the “Cursor Merger”). The consummation of the Cursor Merger is subject to the satisfaction or waiver of the closing conditions set forth in the Cursor Merger Agreement, including, but not limited to, receipt of requisite regulatory approvals. The Company currently expects the Cursor Merger to close during the third quarter of 2026.

Key Business Metrics
We use the following key business metrics to evaluate our business, measure our performance, identify trends, formulate business plans, and make strategic decisions.
Space
In our Space segment, we use mass to orbit and launches as key business metrics to measure our scale and throughput. Mass to orbit and launches generally grow more rapidly than Space segment revenue because these metrics include our internal constellation deployments from which we do not recognize inter-segment revenue.
Mass to Orbit: Mass to orbit is the total kilograms of payload that we deploy to orbit in a given period, and is a key indicator of SpaceX’s capacity and scalability that supports Space revenue and drives expansion across our Connectivity and AI segments. We calculate this metric by summing verified mass, including Starlink satellites, customer payloads, and development cargo, from all successful orbital and flight tests. This measure excludes failed or scrubbed attempts.

	Three Months Ended		Six Months Ended
(in metric tons)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Mass to orbit(1)	485	652	1,041	1,102
of which, attributable to customer payloads	87	88	132	163
of which, attributable to internal payloads	397	563	908	938
__________________
(1)Amounts presented may not add up to the corresponding totals due to rounding.
Launches: Launches are a key measure of our operational scale, which in turn supports our revenue growth and mission to expand humanity’s presence in space. Launches in a period represent the sum of all successful orbital and flight tests across our rockets, including internal Starlink deployments, development tests, and launches for our third-party customers, and excluding any cancellations or scrubs that occurred in that period. We allocate a significant amount of launch capacity to our Connectivity segment, and expect to allocate a significant amount to our AI segment in the future. Our Space segment revenue only reflects our customer launches and customer activities.

	Three Months Ended		Six Months Ended
(number)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Falcon launches(1)	37	45	77	81
of which, customer launches	10	9	17	21
of which, internal launches	27	36	60	60
Starship launches(1)	1	1	1	3
__________________
(1)We designate a launch as a “customer launch” if an external customer payload constitutes the primary payload (i.e., where the principal objective is to deliver the customer payload) and the mission parameters (e.g., launch window, orbital parameters, mission profile) are designed around the primary payload’s requirements. To date, all Starship launches have been classified as internal.
Connectivity
In our Connectivity segment, we view Starlink subscribers and Starlink Subscriber ARPU as key business metrics to evaluate our growth and monetization.
Starlink Subscribers: We define a Starlink subscriber as a unique service line that is directly assigned to a Starlink.com account registered to a person or entity that does not have a direct, negotiated agreement with the Starlink sales team. A service line is an individual instance of Starlink broadband internet service provisioned under a subscription plan, generally associated with a specific Starlink terminal or group of terminals, and billed according to Starlink’s service plans and terms of service. The number of service lines is distinct from the number of unique devices, account holders, end users or physical persons. An individual, household, or business may share a single service line among multiple end-users. Likewise, an individual, household, or business may maintain multiple service lines (e.g., both a residential service line and a separate roam service line, which would be defined as two separate service lines and therefore two Starlink subscribers).
We use this measure to assess the adoption of Starlink as we expand within and across geographies and business segments. Starlink subscribers includes both personal (e.g., residential and roam) and business (e.g., local priority and global priority) subscription plans, but does not include managed enterprise and government customers with contracts in domains including aviation, maritime, land mobility, fixed sites, and government entities. We calculate Starlink subscribers for a period as the number of unique service lines at the end of the period.

	As of
(in millions)	June 30, 2026	June 30, 2025
Starlink subscribers	12.0	6.0
Starlink Subscriber ARPU: We calculate ARPU as service revenue generated from Starlink subscribers during the period divided by (i) the average number of Starlink subscribers during the period and by (ii) the number of months in the period.

	Three Months Ended		Six Months Ended
(dollars per month)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Starlink ARPU	$66	$85	$66	$85
AI
Nameplate Compute Draw: We calculate nameplate compute draw for a period as the number of GPUs installed in our data centers at the end of the period multiplied by their respective all-in power draw. Nameplate compute draw reflects installed capacity and does not represent actual power consumption or utilization. It does not include power we install and use for our supporting infrastructure such as cooling systems, power distribution losses, lighting, security systems, or facility-level overhead. We use this metric to assess our ability to deploy, scale, and monetize compute capacity.

	As of
(in gigawatts)	June 30, 2026	June 30, 2025
Nameplate compute draw	1.4	0.4
Components of Results of Operations
Description of Our Segments
Space
Revenue - Space
Space segment generates revenue primarily through (i) Launch Services for the deployment of payloads to their intended orbits for both commercial and government customers utilizing Falcon 9 and Falcon Heavy, and (ii) Launch and Development for the development of spacecraft and provision of launch and mission services for government agency space programs utilizing Falcon 9, Falcon Heavy, Starship, and Dragon. Launch Services revenue is derived from fixed-price contracts that range from one to five years. Launch and Development revenue is derived from fixed-price contracts that can range from one to fourteen years.
The Company recognizes Launch Services revenue at a point in time, due to the interchangeability of flight hardware and minimal unique engineering costs. Revenue and costs are deferred and not recognized until upon the launch or deployment of the customer’s payload to their intended orbit.
The Company recognizes Launch and Development revenue over time as the Company’s performance on the contract creates an asset with no alternative use and the Company has an enforceable right to payment for performance to date. The Company measures progress on these contracts using the cost-to-cost input method, which the Company believes represents the most appropriate measure towards satisfaction of its performance obligation.
For launches of our Starlink satellites, the Company does not recognize any inter-segment revenue, rather those launch costs are capitalized in satellites in Property, plant, and equipment, net. We allocate a significant amount of launch capacity to our Connectivity segment, and expect to allocate a significant amount to our AI segment in the future. Our Space segment revenue only reflects our customer launches and customer activities.

Revenue from Launch Services recognized at point in time and revenue from Launch and Development recognized over time as a percentage of total Space segment revenue are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Launch Services	67.4%	65.7%	61.9%	65.5%
Launch & Development	32.6%	34.3%	38.1%	34.5%
Space	100.0%	100.0%	100.0%	100.0%
Expenses - Space
Cost of Revenue
Space segment’s cost of revenue includes second stages flown related to the Company’s Falcon 9 and Falcon Heavy launches, launch operations and overhead, depreciation (inclusive of booster, Merlin engine, and fairing depreciation), employee compensation costs (including salaries, benefits, and share-based compensation) for our operations teams, launch testing and overhead, engineering costs, inventory excess and obsolescence, shared costs incurred in the production of launch hardware, and ongoing product support.
Research and Development
Space segment’s research and development (“R&D”) expenses mainly relate to the development, build, and testing of Starship. Starship costs consist of test flight hardware, Raptor engines, employee compensation costs (including salaries, benefits, and share-based compensation), tooling and equipment expenses, depreciation for R&D equipment, and allocated overhead. R&D also includes certain expenses related to the development of features and modules created through engineering services for the Company’s Falcon vehicles, where the Company retains the associated intellectual property.
Selling, General, and Administrative
Space segment’s selling, general, and administrative (“SG&A”) expenses include allocated employee compensation costs (including salaries, benefits, and share-based compensation) for our sales, facilities, legal, finance, information technology, human resources, and other administrative employees, depreciation, and corporate aircraft costs.
Impairment
Space impairment includes impairment losses on fixed assets due to anomalies on the Company’s flight vehicles and launch sites, which occur outside our normal business operations.
Connectivity
Revenue - Connectivity
Connectivity segment generates revenue from (i) the broadband and mobile connectivity services provided through Starlink and (ii) the sale of the Starlink Kits (inclusive of the terminal). The Company provides connectivity services and Starlink Kits to consumers as well as enterprise and government customers.
The Company recognizes revenue from broadband and mobile connectivity services over time as the customer simultaneously receives and consumes the benefits provided. The Company generates service revenue from (i) fixed-price services that require advance or recurring monthly payments by the customer or (ii) variable-priced services based on actual data consumption. The amounts received from customers for advanced payments for broadband and mobile connectivity services are recognized either ratably over the subscription term or based on actual data consumption. The Company’s broadband contracts are generally month-to-month and the revenue recognized for these recurring consumer customers is equal to the amount billed in that month. The Company’s mobile connectivity agreements are generally multi-year contractual obligations that range from one to five years, although the customer can generally terminate at any time.
The Company recognizes revenue over time for certain contracts related to our Starshield business that are multi-year in nature. For revenue that is recognized over time, we use the cost-to-cost input method. The Company records revenue based upon costs (such as materials and labor hours) incurred to date relative to the total estimated cost at completion.
The Company records revenue for the Starlink Kit upon delivery to the customer, or in the instance of certain enterprise customers, when it is installed. Starlink Kit revenue is reported net of sales returns, credits, and chargebacks.

Expenses - Connectivity
Cost of Revenue
Connectivity segment’s cost of revenue includes depreciation (inclusive of launch, satellite, and ground infrastructure costs), Starlink Kit costs, shipping and handling costs, ground operating expenses, employee compensation costs (including salaries, benefits, and share-based compensation) for our engineering and operations teams, payment processor fees, warranty expense, inventory excess and obsolescence, and customs and duties.
Research and Development
Connectivity segment’s R&D expenses mainly relate to the development, build, and testing of our next-generation satellites, Starlink Kits, and ground infrastructure. These costs include employee compensation costs (including salaries, benefits, and share-based compensation), contractor compensation expenses, equipment lease expenses, depreciation for R&D equipment, and allocated overhead.
Selling, General, and Administrative
Connectivity segment’s SG&A expenses include allocated employee compensation costs (including salaries, benefits, and share-based compensation) for our sales, facilities, legal, finance, information technology, human resources, and other administrative employees, licensing and regulatory fees, marketing expenses, depreciation, and bad debt expense.
AI
Revenue - AI
AI segment generates revenue from (i) the sale of ad products displayed on its X platform, and (ii) providing AI solutions and infrastructure, which includes subscription-related offerings, data licensing arrangements, and API access to Grok models, as well as the sale of cloud services. Both services are offered to consumer and enterprise customers.
Revenue for advertising services is recognized in the period when advertising is delivered as evidenced by a person engaging with an ad on the Company’s platforms in a manner satisfying the types of engagement selected by the advertisers. The Company’s contract terms for advertising services are typically cancellable short-term arrangements. We experience seasonality in our advertising revenues. Overall advertising spend tends to be highest in the fourth quarter of each year due in large part to end-of-year advertiser spending and lowest in the first quarter of each year.
Revenue for AI solutions and infrastructure includes: (i) premium subscriptions on X and Grok which is recognized ratably over the period of the subscription term (ranging from month-to-month to one year), (ii) data licensing revenue which is generally recognized ratably over the period (from month-to-month to two years) in which the Company provides data as the customer consumes and benefits from the use of the licensed data, (iii) revenue from providing API access to Grok models recognized ratably over the contract term (typically month-to-month or up to one year) for stand-ready access or as services are consumed for usage based arrangements, and (iv) revenue from cloud services based on fixed monthly services fee which is recognized ratably over the contract term.
Expenses - AI
Cost of Revenue
AI segment’s cost of revenue includes infrastructure costs, revenue share expenses, payment processor fees, payments to creators, amortization of acquired intangible assets, and allocated labor and overhead costs. Infrastructure costs consist primarily of costs related to data center facilities, including lease and hosting costs, related support, maintenance, energy, and bandwidth costs, depreciation of servers and networking equipment, public cloud hosting costs, and employee compensation costs (including salaries, benefits, and share-based compensation) for our operations teams.
Research and Development
AI segment’s R&D expenses mainly relate to the training of Grok, our leading frontier model, development, build, and testing of our next-generation AI-enabled products and data center costs to train AI-enabled products. These costs include cloud computing expenses, employee compensation expenses (including salaries, benefits, and share-based compensation), power generation costs, and depreciation of data center assets, including processors, equipment lease expenses, and networking equipment.

Selling, General, and Administrative
AI segment’s SG&A expenses consist primarily of employee compensation expenses (including salaries, benefits, and share-based compensation) for our sales, sales support, marketing, finance, legal, information technology, human resources and other administrative employees. In addition, SG&A expenses include fees and costs for professional services, including consulting, content moderation, third-party legal and accounting services and facilities costs and other supporting overhead costs that are not allocated to other departments.
Restructuring Charges
AI restructuring charges are the result of the acquisition of Twitter in October 2022 by X Holdings. The charges include workforce restructuring for former Twitter employees, as well as impairment and early termination penalties as a result of consolidation of Twitter’s various office leases.
Other Corporate Expenses
Interest Expense
Interest expense includes interest expense related to our borrowings, amortization of associated debt discount and issuance costs, undrawn fees, and finance leases. Interest expense is reflected net of capitalized interest.
Interest Income
Interest income includes interest income earned on cash and cash equivalents and marketable securities, and dividend income from our investments in mutual funds.
Other Income (Expense), Net
Other income (expense), net consists of gain or loss on digital assets, gain or loss on foreign currency transactions, and loss on extinguishment of debt.
Provision for (Benefit from) Income Taxes
The provision for (benefit from) income taxes consists primarily of income taxes in certain federal, state, local and foreign jurisdictions in which we conduct business. Foreign jurisdictions typically have different statutory tax rates from those in the United States. Accordingly, our effective tax rates may vary depending on the relative proportion of foreign income to domestic income, generation of tax credits, changes in the valuation allowance of our net deferred tax assets, and changes in tax laws.

Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated financial statements data for the periods indicated:

	Three Months Ended June 30,		2026 vs. 2025 Change		Six Months Ended June 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$7,814	$4,071	$3,743	91.9%	$12,508	$8,138	$4,370	53.7%
Costs and expenses
Cost of revenue	3,495	2,282	1,213	53.2%	5,883	4,244	1,639	38.6%
Research and development	3,548	1,958	1,590	81.2%	7,062	3,515	3,547	100.9%
Selling, general, and administrative	912	606	306	50.5%	1,658	1,099	559	50.9%
Restructuring charges (credits)	2	190	(188)	(98.9)%	(9)	194	(203)	NM
Impairment	—	5	(5)	NM	—	29	(29)	NM
Total costs and expenses	7,957	5,041	2,916	57.8%	14,594	9,081	5,513	60.7%
Loss from operations	(143)	(970)	827	(85.3)%	(2,086)	(943)	(1,143)	121.2%
Interest expense	(629)	(411)	(218)	53.0%	(1,293)	(858)	(435)	50.7%
Interest income	340	98	242	246.9%	553	215	338	157.2%
Other income (expense), net	(86)	413	(499)	NM	(1,962)	202	(2,164)	NM
Loss before income taxes	(518)	(870)	352	(40.5)%	(4,788)	(1,384)	(3,404)	246.0%
Provision for income taxes	23	138	(115)	(83.3)%	29	152	(123)	(80.9)%
Net loss	$(541)	$(1,008)	$467	(46.3)%	$(4,817)	$(1,536)	$(3,281)	213.6%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended June 30, 2026 increased by $3,743 million, or 91.9%, compared to the three months ended June 30, 2025. This increase was due to an increase in revenue from our AI segment of $1,824 million primarily from new AI infrastructure contracts, an increase in revenue from our Connectivity segment of $1,703 million as our Starlink consumer subscribers and enterprise and government customer base continued to grow, as well as an increase in revenue from our Space segment of $216 million primarily driven by customer mix and an additional customer launch.
Revenue for the six months ended June 30, 2026 increased by $4,370 million, or 53.7%, compared to the six months ended June 30, 2025. The increase was driven by an increase in revenue from our Connectivity segment of $2,486 million as our Starlink consumer subscribers and enterprise and government customer base continued to grow as well as an increase in revenue from our AI segment of $1,914 million primarily from new AI infrastructure contracts.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 increased by $1,213 million, or 53.2%, compared to the three months ended June 30, 2025. This increase was due to an increase in costs in our Connectivity segment of $659 million driven primarily by an increase in depreciation related to the number of satellites placed into orbit and an increase in Starlink Kit production spend as our Connectivity revenue grew, and a $555 million increase in costs in our AI segment primarily due to an increase in infrastructure costs allocated to cost of revenue due to new AI infrastructure revenue contracts.
Cost of revenue for the six months ended June 30, 2026 increased by $1,639 million, or 38.6%, compared to the six months ended June 30, 2025. This increase was driven by an increase in costs in our Connectivity segment of $1,096 million driven primarily by an increase in depreciation related to the number of satellites placed into orbit and an increase in Starlink Kit production spend as our Connectivity revenue grew, and a $560 million increase in costs in our AI segment primarily due to an increase in infrastructure costs allocated to cost of revenue due to new AI infrastructure revenue contracts, partially offset by a decrease in our Space segment of $17 million due to fewer customer launches.

Research and Development
Research and development expense for the three months ended June 30, 2026 increased by $1,590 million, or 81.2%, compared to the three months ended June 30, 2025. This increase was primarily due to higher costs in our AI segment of $1,056 million driven by higher infrastructure and cloud computing costs as a result of our AI data center expansions, and higher costs from our Space segment of $383 million driven by increased investment in our Starship vehicle and related facilities.
Research and development expense for six months ended June 30, 2026 increased by $3,547 million, or 100.9%, compared to the six months ended June 30, 2025. This increase was primarily due to higher costs in our AI segment of $2,527 million driven by higher infrastructure and cloud computing costs as a result of our AI data center expansions, and higher costs from our Space segment of $787 million driven by increased investment in our Starship vehicle and related facilities.
Selling, General, and Administrative
Selling, general, and administrative expense for the three months ended June 30, 2026 increased by $306 million, or 50.5%, compared to the three months ended June 30, 2025. This increase was due to higher costs for our AI segment of $134 million primarily driven by an increase in employee compensation expenses (including salaries, benefits, and share-based compensation) as our AI business grew rapidly, and an increase in costs for our Connectivity segment of $160 million primarily driven by an increase in marketing and international expansion costs.
Selling, general, and administrative expense for the six months ended June 30, 2026 increased by $559 million, or 50.9%, compared to the six months ended June 30, 2025. This increase was due to higher costs for our AI segment of $296 million primarily driven by an increase in employee compensation expenses (including salaries, benefits, and share-based compensation) as our AI business grew rapidly, and higher costs of $269 million in our Connectivity segment primarily driven by marketing and international expansion.
Restructuring Charges (Credits)
Restructuring charges (credits) for the three and six months ended June 30, 2026 decreased by $188 million and $203 million, respectively, compared to the corresponding prior year periods primarily due to a change in estimated settlement amounts in 2025 for former Twitter employees as part of the workforce reduction program implemented in 2022.
Loss from Operations
Loss from operations for the three months ended June 30, 2026 decreased by $827 million, or 85.3%, compared to the three months ended June 30, 2025, and loss from operations for the six months ended June 30, 2026 increased by $1,143 million, or 121.2%, compared to the six months ended June 30, 2025 driven by the factors described above.
Interest Expense
Interest expense for the three months ended June 30, 2026 increased by $218 million, or 53.0%, compared to the three months ended June 30, 2025. This increase was primarily due to additional debt raised by the Company and other financing arrangements entered into during the three months ended June 30, 2026 by our AI segment.
Interest expense for the six months ended June 30, 2026 increased by $435 million, or 50.7%, compared to the six months ended June 30, 2025. This increase was primarily due to additional debt raised by the Company and by xAI prior to its merger with the Company, and other financing arrangements entered into during the six months ended June 30, 2026 by our AI segment.
Interest Income
Interest income for the three and six months ended June 30, 2026 increased by $242 million, or 246.9%, and $338 million, or 157.2%, respectively, compared to the prior periods primarily due to an increase in interest income earned from cash equivalents and marketable securities following the deployment of proceeds from the IPO and the SpaceX Notes issuance.
Other Income (Expense), Net
Other income (expense), net for the three months ended June 30, 2026 decreased by $499 million compared to the three months ended June 30, 2025. This decrease was primarily due to unrealized loss on digital assets, partially offset by gain on foreign currency exchange rates.
Other income (expense), net for the six months ended June 30, 2026 decreased by $2,164 million compared to the six months ended June 30, 2025. This decrease was primarily due to the loss on extinguishment of debt and unrealized loss on digital assets.

Provision for Income Taxes
Provision for income taxes for the three and six months ended June 30, 2026 decreased by $115 million, or 83.3%, and $123 million, or 80.9%, respectively, compared to the prior periods primarily due to a change in the valuation allowance on U.S. R&D credits during 2025.
Net Loss
Net loss for the three months ended June 30, 2026 decreased by $467 million, or 46.3%, compared to the three months ended June 30, 2025, and net loss for the six months ended June 30, 2026 increased by $3,281 million, or 213.6%, compared to the six months ended June 30, 2025 driven by the factors described above.
Segment Results
Space

	Three Months Ended June 30,		2026 vs. 2025 Change		Six Months Ended June 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$962	$746	$216	29.0%	$1,581	$1,611	$(30)	(1.9)%
Costs and expenses
Cost of revenue	329	330	(1)	(0.3)%	610	627	(17)	(2.7)%
Research and development	1,076	693	383	55.3%	2,006	1,219	787	64.6%
Selling, general, and administrative	99	87	12	13.8%	169	175	(6)	(3.4)%
Impairment	—	5	(5)	NM	—	29	(29)	NM
Total costs and expenses	$1,504	$1,115	$389	34.9%	$2,785	$2,050	$735	35.9%
Loss from operations	$(542)	$(369)	$(173)	46.9%	$(1,204)	$(439)	$(765)	174.3%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended June 30, 2026 increased $216 million, or 29.0%, compared to the three months ended June 30, 2025. This increase was primarily driven by an increase in Launch Services revenue of $158 million and an increase in Launch and Development revenue of $58 million due to an increase in customer launches period over period from 9 for the three months ended June 30, 2025 to 10 for the three months ended June 30, 2026, and a favorable customer mix shift.
Revenue for the six months ended June 30, 2026 decreased by $30 million, or 1.9%, compared to the six months ended June 30, 2025. This decrease was primarily driven by a decrease in customer launches period over period from 21 for the six months ended June 30, 2025 to 17 for the six months ended June 30, 2026. Launch Services revenue decreased by $78 million, partially offset by an increase in Launch and Development revenue of $48 million primarily due to timing of work performed on government contracts.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 was flat compared to the three months ended June 30, 2025. This was primarily driven by higher customer and launch overhead costs of $42 million, offset by a decrease in production related costs of $43 million
Cost of revenue for the six months ended June 30, 2026 decreased by $17 million, or 2.7%, compared to the six months ended June 30, 2025. This decrease was primarily due to a decrease in customer launches and timing of work on government contracts of $21 million.
Research and Development
Research and development for the three months ended June 30, 2026 increased by $383 million, or 55.3%, compared to the three months ended June 30, 2025. This increase was primarily driven by higher production and engineering costs of $311 million and higher launch and test costs of $73 million to support continued development of the Starship vehicle.

Research and development for the six months ended June 30, 2026 increased by $787 million, or 64.6%, compared to the six months ended June 30, 2025. This increase was primarily driven by higher production and engineering costs of $653 million and higher launch and test costs of $134 million to support continued development of the Starship vehicle.
Selling, General, and Administrative
Selling, general, and administrative for the three months ended June 30, 2026 increased by $12 million, or 13.8%, compared to the three months ended June 30, 2025. This increase was primarily due to higher general corporate and travel expenses.
Selling, general, and administrative for the six months ended June 30, 2026 decreased by $6 million, or 3.4%, compared to the six months ended June 30, 2025. This decrease was primarily due to lower allocated general and administrative overhead of $30 million, partially offset by an increase in our general corporate and travel expenses of $16 million.
Loss from Operations
Space loss from operations for the three and six months ended June 30, 2026 increased by $173 million, or 46.9%, and $765 million, or 174.3%, respectively, compared to the prior periods driven by the factors described above.
Connectivity

	Three Months Ended June 30,		2026 vs. 2025 Change		Six Months Ended June 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$4,291	$2,588	$1,703	65.8%	$7,548	$5,062	$2,486	49.1%
Costs and expenses
Cost of revenue	2,060	1,401	659	47.0%	3,711	2,615	1,096	41.9%
Research and development	294	143	151	105.6%	499	266	233	87.6%
Selling, general, and administrative	281	121	160	132.2%	494	225	269	119.6%
Total costs and expenses	$2,635	$1,665	$970	58.3%	$4,704	$3,106	$1,598	51.4%
Income from operations	$1,656	$923	$733	79.4%	$2,844	$1,956	$888	45.4%
Revenue
Revenue for the three months ended June 30, 2026 increased by $1,703 million, or 65.8%, compared to the three months ended June 30, 2025. This increase was primarily driven by an increase of $764 million in revenue from our consumer subscribers, composed of 101.2% growth in Starlink subscribers, offset by a 22.4% decline in Starlink subscriber ARPU, primarily due to international expansion and the addition of lower priced service plans, as well as an increase of $939 million in our government, aviation, maritime, and other enterprise businesses.
Revenue for the six months ended June 30, 2026 increased by $2,486 million, or 49.1%, compared to the six months ended June 30, 2025. This increase was primarily driven by an increase of $1,420 million in revenue from our consumer subscribers, composed of 101.2% growth in Starlink subscribers, offset by a 22.6% decline in Starlink subscriber ARPU, primarily due to international expansion and the addition of lower priced service plans, as well as an increase of $1,066 million in our government, aviation, maritime, and other enterprise businesses.
Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 increased by $659 million, or 47.0%, compared to the three months ended June 30, 2025. This increase was due to (i) higher depreciation of $226 million primarily from capitalized launch and satellite costs, (ii) higher operating expenses of $158 million mainly driven by customer support and installation costs of $50 million, ground operating costs of $44 million, and payment processor fees of $17 million, and (iii) an increase in Starlink Kit production spend of $148 million to support our Connectivity revenue growth.
Cost of revenue for the six months ended June 30, 2026 increased by $1,096 million, or 41.9%, compared to the six months ended June 30, 2025. This increase was due to (i) higher depreciation of $503 million primarily from capitalized launch and satellite costs, (ii) higher operating expenses of $295 million mainly driven by customer support and installation costs of $89 million, ground operating costs of $88 million, payment processor fees of $35 million and engineering costs of $30 million, and (iii) an increase in Starlink Kit production spend of $219 million to support our Connectivity revenue growth.

Research and Development
Research and development for the three months ended June 30, 2026 increased by $151 million, or 105.6%, compared to the three months ended June 30, 2025. This increase was primarily due to increased spend on our next-generation development of satellites of $90 million, ground equipment of $28 million, and Starlink Kits of $18 million.
Research and development for the six months ended June 30, 2026 increased by $233 million, or 87.6%, compared to the six months ended June 30, 2025. This increase was primarily due to increased spend on our next-generation development of satellites of $152 million, ground equipment of $42 million, and Starlink Kits of $25 million.
Selling, General, and Administrative
Selling, general, and administrative for the three months ended June 30, 2026 increased by $160 million, or 132.2%, compared to the three months ended June 30, 2025. This increase was primarily driven by higher marketing costs of $111 million, higher international expansion costs of $16 million, and higher sales and property taxes of $15 million, partially offset by lower bad debt expense of $13 million.
Selling, general, and administrative for the six months ended June 30, 2026 increased by $269 million, or 119.6%, compared to the six months ended June 30, 2025. This increase was primarily driven by higher marketing costs of $191 million, higher international expansion costs of $27 million, and higher sales and property taxes of $21 million, partially offset by lower bad debt expense of $21 million.
Income from Operations
Connectivity income from operations for the three and six months ended June 30, 2026 increased by $733 million, or 79.4%, and $888 million, or 45.4%, respectively, compared to the prior periods driven by the factors described above.
AI

	Three Months Ended June 30,		2026 vs. 2025 Change		Six Months Ended June 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$2,561	$737	$1,824	247.5%	$3,379	$1,465	$1,914	130.6%
Costs and expenses
Cost of revenue	1,106	551	555	100.7%	1,562	1,002	560	55.9%
Research and development	2,178	1,122	1,056	94.1%	4,557	2,030	2,527	124.5%
Selling, general, and administrative	532	398	134	33.7%	995	699	296	42.3%
Restructuring charges	2	190	(188)	(98.9)%	(9)	194	(203)	NM
Total costs and expenses	$3,818	$2,261	$1,557	68.9%	$7,105	$3,925	$3,180	81.0%
Loss from operations	$(1,257)	$(1,524)	$267	(17.5)%	$(3,726)	$(2,460)	$(1,266)	51.5%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended June 30, 2026 increased by $1,824 million, or 247.5%, compared to the three months ended June 30, 2025 due to the increase in AI solutions and infrastructure revenue of $1,883 million, partially offset by decrease in advertising revenue of $59 million. The increase in AI solutions and infrastructure was primarily due to an increase in AI infrastructure revenue of $1,600 million as we began to offer cloud services to customers and an increase in Grok and X subscription revenue of $258 million. The decrease in advertising revenue was due to the Company’s transition to a new advertising platform which impacted ad sales for a short period of time.
Revenue for the six months ended June 30, 2026 increased by $1,914 million, or 130.6%, compared to the six months ended June 30, 2025 due to the increase in AI solutions and infrastructure revenue of $2,074 million, partially offset by decrease in advertising revenue of $160 million. The increase in AI solutions and infrastructure was primarily due to an increase in AI infrastructure revenue of $1,600 million and an increase in Grok and X subscription revenue of $449 million. The decrease in advertising revenue was due to the Company’s transition to a new advertising platform which impacted ad sales for a short period of time.

Cost of Revenue
Cost of revenue for the three months ended June 30, 2026 increased by $555 million, or 100.7%, compared to the three months ended June 30, 2025. This increase was primarily driven by an increase in infrastructure and cloud computing costs of $470 million due to more compute costs being allocated to cost of revenue as our AI infrastructure revenue increased, an increase in payment processor fees of $39 million, and an increase in revenue share and content creator fees of $35 million, partially offset by a decrease in employee compensation expenses (including salaries, benefits, and share-based compensation) of $19 million.
Cost of revenue for the six months ended June 30, 2026 increased by $560 million, or 55.9%, compared to the six months ended June 30, 2025. This increase was primarily driven by an increase in infrastructure and cloud computing costs of $386 million due to more costs being allocated to cost of revenue as our AI infrastructure revenue increased, an increase in revenue share and content creator fees of $105 million, and an increase in payment processor fees of $55 million, partially offset by a decrease in employee compensation expenses (including salaries, benefits, and share-based compensation) of $13 million.
Research and Development
Research and development for the three months ended June 30, 2026 increased by $1,056 million, or 94.1%, compared to the three months ended June 30, 2025. This increase was primarily due to higher infrastructure and cloud computing costs of $726 million and higher employee compensation expenses (including salaries, benefits, and share-based compensation) of $180 million associated with the continued build out of our compute infrastructure.
Research and development for the six months ended June 30, 2026 increased by $2,527 million, or 124.5%, compared to the six months ended June 30, 2025. This increase was primarily due to higher infrastructure and cloud computing costs of $1,742 million and higher employee compensation expenses (including salaries, benefits, and share-based compensation) of $449 million associated with the continued build out of our compute infrastructure.
Selling, General, and Administrative
Selling, general, and administrative for the three months ended June 30, 2026 increased by $134 million, or 33.7%, compared to the three months ended June 30, 2025. This increase was primarily due to higher employee compensation expenses (including salaries, benefits, and share-based compensation) of $177 million as we continue to expand our AI business, partially offset by a decrease in legal expenses of $64 million due to a dismissal of litigation against the Company.
Selling, general, and administrative for the six months ended June 30, 2026 increased by $296 million, or 42.3%, compared to the six months ended June 30, 2025. This increase was primarily due to higher employee compensation expenses (including salaries, benefits, and share-based compensation) of $325 million as we continue to expand our AI business, partially offset by a decrease in legal expenses of $64 million due to a dismissal of litigation against the Company.
Restructuring Charges (Credits)
Restructuring charges (credits) for the three and six months ended June 30, 2026 decreased by $188 million and $203 million, respectively, compared to the prior periods. This decrease was primarily due to a change in estimated settlement amounts in 2025 for former Twitter employees as part of the workforce reduction program implemented in 2022.
Loss from Operations
AI loss from operations for the three months ended June 30, 2026 decreased by $267 million, or 17.5%, compared to the three months ended June 30, 2025 driven by the factors described above.
AI loss from operations for the six months ended June 30, 2026 increased by $1,266 million, or 51.5%, compared to the six months ended June 30, 2025 driven by the factors described above.

Non-GAAP Financial Measures
Management believes that certain financial measures that are not presented in accordance with GAAP provide management and investors with useful supplemental information that provides a meaningful view of our financial condition and results of operations across periods by removing the impact of items that management believes do not directly reflect our ongoing operating performance. Adjusted EBITDA and Segment Adjusted EBITDA are supplemental measures that are not required by or presented in accordance with GAAP. In evaluating our performance as measured by Adjusted EBITDA and Segment Adjusted EBITDA, management recognizes and considers the limitations of these measures. Other companies in our industry may calculate Adjusted EBITDA and Segment Adjusted EBITDA differently than we do or may not calculate them at all, limiting their usefulness as comparative measures. Because of these limitations, Adjusted EBITDA and Segment Adjusted EBITDA should not be considered in isolation or as a substitute for net income (loss), income (loss) from operations, or any other measure calculated in accordance with GAAP, and should be considered together with our GAAP financial measures and the reconciliations to the corresponding most directly comparable GAAP financial measures set forth in this Quarterly Report on Form 10-Q.
Adjusted EBITDA is defined as net income (loss) excluding (i) depreciation and amortization, (ii) share-based compensation, (iii) restructuring charges, (iv) impairments, (v) interest expense, (vi) interest income, (vii) other income (expense), net and (viii) provision for (benefit from) income taxes. Segment Adjusted EBITDA is defined as segment income (loss) from operations excluding (i) depreciation and amortization, (ii) share-based compensation, (iii) restructuring charges, and (iv) impairments. Adjusted EBITDA and Segment Adjusted EBITDA are key performance measures that our management uses to assess our financial performance as well as for internal planning and forecasting purposes. We consider Adjusted EBITDA and Segment Adjusted EBITDA to be meaningful performance measures for investors to evaluate our operating performance and to compare the financial results between periods.
The following table sets forth a reconciliation of Net loss, the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net loss	$(541)	$(1,008)	$(4,817)	$(1,536)
Add (deduct):
Depreciation and amortization	2,848	1,526	5,290	2,970
Share-based compensation	831	463	1,470	694
Restructuring charges	2	190	(9)	194
Impairments	—	5	—	29
Interest expense	629	411	1,293	858
Interest income	(340)	(98)	(553)	(215)
Other income (expense), net	86	(413)	1,962	(202)
Provision for income taxes	23	138	29	152
Adjusted EBITDA	$3,538	$1,214	$4,665	$2,944
The following table sets forth a reconciliation of Income (loss) from operations for each segment, the most directly comparable GAAP measure, to Segment Adjusted EBITDA:

	Three Months Ended June 30,
	2026
(in millions)	Space	Connectivity	AI	Total Reportable Segments
Income (loss) from operations	$(542)	$1,656	$(1,257)	$(143)
Add:
Depreciation and amortization	158	805	1,885	2,848
Share-based compensation	179	136	516	831
Restructuring charges	—	—	2	2
Segment Adjusted EBITDA	$(205)	$2,597	$1,146	$3,538

	Six Months Ended June 30,
	2026
(in millions)	Space	Connectivity	AI	Total Reportable Segments
Income (loss) from operations	$(1,204)	$2,844	$(3,726)	$(2,086)
Add:
Depreciation and amortization	324	1,588	3,378	5,290
Share-based compensation	324	252	894	1,470
Restructuring charges	—	—	(9)	(9)
Segment Adjusted EBITDA	$(556)	$4,684	$537	$4,665

	Three Months Ended June 30,
	2025
(in millions)	Space	Connectivity	AI	Total Reportable Segments
Income (loss) from operations	$(369)	$923	$(1,524)	$(970)
Add:
Depreciation and amortization	146	569	811	1,526
Share-based compensation	125	91	247	463
Restructuring charges	—	—	190	190
Impairment	5	—	—	5
Segment Adjusted EBITDA	$(93)	$1,583	$(276)	$1,214

	Six Months Ended June 30,
	2025
(in millions)	Space	Connectivity	AI	Total Reportable Segments
Income (loss) from operations	$(439)	$1,956	$(2,460)	$(943)
Add:
Depreciation and amortization	308	1,078	1,584	2,970
Share-based compensation	233	166	295	694
Restructuring charges	—	—	194	194
Impairment	29	—	—	29
Segment Adjusted EBITDA	$131	$3,200	$(387)	$2,944
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows generated from operations, our total cash and cash equivalents of $93,522 million as of June 30, 2026, short-term marketable securities of $6,487 million as of June 30, 2026, and borrowings under our credit facilities. As of June 30, 2026, we have $5,000 million available to borrow under the SpaceX Credit Facility. In June 2026, the Company completed its initial public offering (“IPO”), in which the Company issued and sold 638.9 million shares of its Class A common stock at a public offering price of $135.00 per share, including the full exercise of the underwriters’ over-allotment option, which resulted in net proceeds of $85,675 million after deducting the underwriting commissions and offering costs. In June 2026, the Company also raised $25,000 million in the SpaceX Notes, which was partially used to repay the SpaceX Bridge Loan in full.
In addition, because we expect a significant portion of our future expenditures to fund growth initiatives, we retain flexibility to adjust spending across segments. For example, if our near-term data center needs decrease in scale or ramp more slowly than expected, including due to global economic, tax, trade or business conditions, we may reduce future capital expenditures in this segment and reallocate those expenditures to other segments based on business priorities and growth opportunities. We may also from time to time determine that it is in our best interests to voluntarily repay certain indebtedness early.
Accordingly, we believe we have sufficient sources of funding to meet our business requirements for at least the next twelve months.

Debt Agreements
As of June 30, 2026, we and our subsidiaries had outstanding $38,433 million in aggregate principal amount of indebtedness and no material debt principal payments are due until July 15, 2031 under SpaceX Notes. For details regarding our indebtedness, refer to Note 9, Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SpaceX Notes
In June 2026, SpaceX issued senior unsecured notes with The Bank of New York Mellon Trust Company, N.A, as trustee, in an aggregate principal amount of $25,000 million (“SpaceX Notes”). The SpaceX Notes have five tranches maturing on July 15, 2031, July 15, 2033, July 15, 2036, July 15, 2046, and July 15, 2056 with a weighted average maturity of 11.7 years. SpaceX Notes are unsecured obligations of the Company and rank equally in right of payment with all existing and future unsubordinated indebtedness, liabilities and other obligations of the Company. The proceeds of the SpaceX Notes were used to repay the SpaceX Bridge Loan (as defined and described in Note 9, Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in full and to pay related fees and expenses. The remaining proceeds were used for general corporate purposes.
The SpaceX Notes bear annual coupon interests between 5.350% and 6.650% with a weighted average coupon interest rate of 5.855%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027.
SpaceX Notes are redeemable, in whole or in part, at the Company’s option at any time and from time to time prior to the applicable Par Call Date, which is defined as a date ranging from one to six months prior to maturity for each tranche. The redemption price of each tranche is equal to the greater of (i) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the respective tranche matured on the applicable Par Call Date) on a semi-annual basis at the Treasury Rate plus the applicable spread between 0.002 and 0.003 basis points for such tranche less (b) interest accrued and unpaid thereon to the date of redemption, and (ii) 100% of the principal amount of the SpaceX Notes to be redeemed, plus accrued and unpaid interest, if any, thereon to, but excluding, the redemption date. On or after the applicable Par Call Date, SpaceX Notes are redeemable, in whole or in part, at any time and from time to time, at a redemption price equal to 100% of the principal amount of the respective SpaceX Notes being redeemed plus accrued and unpaid interest.
The SpaceX Notes contain customary events of default and affirmative and negative covenants, including restrictions on additional liens in excess of 7.5% of the Company’s consolidated total assets and fundamental changes (which is limited to a merger where the Company is not the surviving entity outside certain jurisdictions).
SpaceX Credit Facility
In February 2025, SpaceX entered into a five-year senior unsecured revolving credit agreement with a syndicate of banks, under which the Company may borrow up to $1,500 million (“SpaceX Credit Facility”). The SpaceX Credit Facility is subject to certain customary representations, warranties, covenants, and events of default, including a maximum financial covenant requiring the Company to maintain a Consolidated Leverage Ratio (as defined in the SpaceX Credit Facility) of no greater than 3.75 to 1.0 as of the end of each fiscal quarter (subject to temporary increases to 4.25 to 1.0 following certain qualified acquisitions) and other customary reporting requirements. The SpaceX Credit Facility also includes sublimits of up to $150 million for financial letters of credit and up to $1,000 million for performance letters of credit. The SpaceX Credit Facility terminates, and all outstanding loans become due and payable, on February 7, 2030, unless the parties agree to an extension in accordance with the terms of the SpaceX Credit Facility. As of June 30, 2026, no amounts were outstanding under the SpaceX Credit Facility.
Borrowings under the SpaceX Credit Facility bear interest, at the Company’s option, at a rate per annum equal to (i) a forward-looking term rate based on SOFR (“Term SOFR”) plus an applicable margin ranging from 0.75% and 1.25% (depending on the Company’s debt rating), or (ii) a base rate equal to the highest of (a) Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.00%, and (d) 1.00% plus an applicable margin ranging from 0.0% and 0.25% (depending on the Company’s debt rating). The Company may also borrow in various alternative currencies, with interest calculated at rates based on SONIA for Pound Sterling-denominated loans and EURIBOR for Euro-denominated loans, plus an applicable margin. In addition, the Company pays a commitment fee on the unused portion of the SpaceX Credit Facility, which ranges from 0.07% (amended to 0.06% under the Amended SpaceX Credit Facility described below) to 0.11% per annum based on the Company’s debt rating. As of June 30, 2026, the Company was in compliance with all covenants under the SpaceX Credit Facility.
In March 2026, the Company entered into a First Amendment to Credit Agreement and Waiver (the “First Amendment”) with its lenders, in connection with the Company’s entry into the SpaceX Bridge Loan (as defined below). The First Amendment, among other things, (i) waived certain specified defaults and (ii) amended certain definitions and covenants under the SpaceX Credit Facility to conform to the terms of the SpaceX Bridge Loan.

In May 2026, SpaceX amended the SpaceX Credit Facility to increase the borrowing capacity up to $5,000 million (“Amended SpaceX Credit Facility”). As part of the Amended SpaceX Credit Facility, the sublimit for performance letters of credit was increased to $2,000 million. The Amended SpaceX Credit Facility terminates, and all outstanding loans become due and payable, on May 19, 2031, unless the parties agree to an extension in accordance with the terms of the Amended SpaceX Credit Facility. All other terms were consistent with the terms of the SpaceX Credit Facility.
Material Cash Commitments
From time to time in the ordinary course of business, we enter into agreements with suppliers for the purchase of parts and raw materials to manufacture our products. However, due to contractual terms, variability in the precise growth curves of our development and production ramps, and opportunities to renegotiate pricing, these contracts generally do not have long-term binding and enforceable purchase orders, and the timing and magnitude of purchase orders beyond the short term is difficult to accurately project. Because we do not have long-term purchase orders for these parts and raw materials, future purchases may result in material cash commitments.
We did not have any material changes in our material cash commitments during the three months ended June 30, 2026 other than activities in the ordinary course of business and as noted below. For additional information about our material cash commitments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Commitments” in our Prospectus and Note 16 - Commitments and Contingencies of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Spectrum Transaction
On September 7, 2025, the Company entered into a License Purchase Agreement (the “Spectrum License Purchase Agreement”) with Spectrum Business Trust 2025-1, a Nevada Business Trust (“Trust”) and EchoStar Corporation (“EchoStar”) for the purchase of EchoStar’s licenses related to 50 MHz of spectrum (the “AWS-4 and H-Block Licenses” and the transactions contemplated thereby, “Spectrum Transaction”). On November 5, 2025 the parties amended and restated the Spectrum License Purchase Agreement to include EchoStar’s licenses for up to 15 MHz of additional unpaired AWS-3 spectrum (together with the AWS-4 and H-Block Licenses, the “Spectrum Licenses”).
The total consideration for the acquisition of the Spectrum Licenses is approximately $19.6 billion, consisting of (i) approximately $11.1 billion in equity, payable through the issuance of approximately 261.8 million shares of the Company’s Class A common stock at a fixed value of $42.40 per share, and (ii) up to $8.5 billion related to the payoff of designated EchoStar debt, with any shortfall below $8.5 billion to be paid in cash. The allocation of cash and equity consideration is subject to certain adjustments based on the amount of EchoStar debt satisfied at or prior to closing. The Spectrum License Purchase Agreement provides that the transfer of the Spectrum Licenses occurs in two steps: first, the transfer of the Spectrum Licenses by EchoStar to the Trust (the “Spectrum Transfer Closing”), and second, the Spectrum Licenses will be transferred by the Trust to the Company (the “Spectrum Acquisition Closing”). The Foreign Assets will be transferred directly to the Company at the Spectrum Acquisition Closing, to the extent the required regulatory approvals have been obtained by such date; provided, however, that the failure to obtain such approvals will not delay or prevent the Spectrum Acquisition Closing.
In connection with the Spectrum License Purchase Agreement, the Company and the Trust entered into a credit agreement (the “Spectrum Credit Agreement”), pursuant to which the Company has agreed upon the Spectrum Transfer Closing, to make payments to the Trust (via loans which are contemplated to be forgiven at six-month intervals), for the Trust to make payments on EchoStar’s debt (interest only) through at least November 30, 2027, but in no event later than November 30, 2028. Although these payments are structured as loans from the Company to the Trust, there is no expectation of repayment as the loan payments are forgiven and are accounted for as additional consideration for the acquisition of the Spectrum Licenses. Accordingly, the payments are recognized as prepaid assets until the Spectrum Acquisition Closing at which point they will be recognized as intangible assets. Total payments expected to be made under the Spectrum Credit Agreement are $1,241 million in 2026, of which $856 million was paid as of June 30, 2026, and $828 million in 2027, assuming an expected closing date of November 30, 2027. The Company may need to make additional payments totaling $827 million if the Spectrum Acquisition Closing occurs at November 30, 2028.
The Spectrum Transaction was approved by the FCC on May 12, 2026, and the Spectrum Transfer Closing occurred on May 22, 2026. On that date, the Spectrum Licenses were transferred to the Trust, where they will remain until the Spectrum Acquisition Closing. Upon closing, the Company intends to either use cash and cash equivalents on hand or seek alternative financing sources to fund the cash payment to EchoStar. The $11.1 billion equity consideration will be issued at the Spectrum Acquisition Closing.

Summary of Cash flows
The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in)
Operating activities	$3,466	$351
Investing activities	$(34,487)	$(6,032)
Financing activities	$100,291	$9,199
Operating Activities
Net cash provided by operating activities increased by $3,115 million from $351 million during the six months ended June 30, 2025 to $3,466 million during the six months ended June 30, 2026. This increase was primarily driven by lower net loss exclusive of non-cash items, an increase in working capital for deferred revenue of $1,489 million from upfront payments from our Space and Connectivity customers, partially offset by an increase in working capital for accounts receivable of $1,533 million and a decrease in accounts payable of $397 million.
Investing Activities
Net cash used in investing activities increased by $28,455 million from $6,032 million during the six months ended June 30, 2025 to $34,487 million during the six months ended June 30, 2026. This increase was primarily driven by an increase in capital expenditures of $21,511 million related to the build out of data centers and related infrastructure, and space launch facilities and related infrastructure, an increase in purchases of marketable securities of $13,029 million from cash proceeds received from the IPO and the SpaceX Notes, and an increase in payments to EchoStar for the Spectrum Licenses of $856 million. This increase was partially offset by an increase in cash received from matured marketable securities of $6,705 million.
Financing Activities
Net cash provided by financing activities increased by $91,092 million from $9,199 million during the six months ended June 30, 2025 to $100,291 million during the six months ended June 30, 2026. This increase was primarily driven by an increase in proceeds from our IPO of $85,675 million and increase in proceeds from the SpaceX Notes and other financing arrangements of $40,869 million, partially offset by increase in the repayment of debt and other existing debt obligations of $33,406 million from the repayment of the SpaceX Bridge Loan, and increase in payments for repurchase of our common and redeemable convertible preferred stock of $3,906 million.
Critical Accounting Estimates
For a description of our critical accounting policies and estimates, refer to the section “Critical Accounting Estimates” in our Prospectus. There have been no material changes to our critical accounting policies and estimates as described in our Prospectus.
Recent Accounting Pronouncements
Refer to Note 2, Summary of Significant Accounting Policies, to the to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In the six months ended June 30, 2026, we issued the new SpaceX Notes and repaid the SpaceX Bridge Loan. The effective interest rate on the SpaceX Notes was 6.03% as of June 30, 2026. As of June 30, 2026, we had no variable rate debt outstanding.
Except as described above, there have been no material changes to our market risk exposures during the three months ended June 30, 2026. For more information about our market risk, please see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” in our Prospectus.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in the legal proceedings described in Note 16 - Commitments and Contingencies, and we are subject to other claims and litigation arising in the ordinary course of business. The outcome of any litigation is inherently uncertain, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our business.
Item 1A. Risk Factors
The risk factor set forth below supplements the risk factors disclosed under the section titled "Risk Factors" in our Prospectus. Except as set forth below, there have been no material changes from the risk factors previously disclosed in our Prospectus which could materially and adversely affect our business, financial condition and results of operations.
Risks related to our AI infrastructure and data center operations could adversely affect our AI segment's business and financial results.
We generate an increasing portion of our consolidated revenue from our AI segment. This growth is primarily driven by our AI Infrastructure business, which depends on continued AI adoption and scaling. If AI development does not progress as anticipated, if advancements in model efficiency or alternative architectures reduce demand for our infrastructure, if we fail to adapt to evolving customer requirements or technological changes, or if we cannot compete effectively, our business and results of operations could be adversely affected. In addition, a significant portion of our AI infrastructure revenue is concentrated in a small number of customers. Our cloud services agreements generally provide for monthly fees and, after an initial period inclusive of capacity ramp (generally, a number of months), may be terminated by either party upon 90 days' notice. Accordingly, the loss of a significant customer, the termination or non-renewal of one or more of these agreements, our inability to replace lost business on comparable terms, reduced spending, shifts to internally developed infrastructure, migration to competing platforms or changes in these customer relationships could materially adversely affect our AI segment and consolidated revenue, results of operations, and cash flows and future growth. Moreover, our cloud services depend on reliable data center operations and timely development. Physical damage, natural disasters, cybersecurity incidents, construction delays, workforce disruption or turnover, power constraints, supply chain disruptions, equipment shortages, regulatory restrictions, or permit delays could impair our ability to deploy capacity, disrupt service delivery, increase costs, and adversely affect our financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Equity Securities
From April 1, 2026 through June 12, 2026 (the date of the filing of our registration statement on Form S-8, File No. 333-296740), we issued and sold to our employees and other service providers an aggregate of 8,510,615 unregistered shares of Class A common stock upon the exercise of stock options under the Space Exploration Technologies Corp. 2015 Equity Incentive Plan, the Space Exploration Technologies Corp. Amended and Restated 2024 Equity Incentive Plan (the “2024 Plan”), and the xAI Corp. Amended and Restated 2023 Equity Incentive Plan (the “xAI 2023 Plan”). From April 1, 2026 through June 12, 2026, we issued and sold to our employees and other service providers an aggregate of 745,230 unregistered shares of Class B common stock upon the exercise of stock options under the xAI 2023 Plan. From April 1, 2026 through June 12, 2026, we granted an aggregate of 25,917,613 restricted stock units under the 2024 Plan, which may vest and be settled for an equal number of shares of Class A common stock. From April 1, 2026 through June 12, 2026, we issued and sold to our employees and other service providers an aggregate of 3,171,855 shares of unregistered Class A common stock pursuant to the Space Exploration Technologies Corp. Second Amended and Restated 2017 Employee Stock Purchase Plan and the Space Exploration Technologies Corp. 2023 Employee Stock Purchase Plan.
We believe the offers, sales, and issuances of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), Regulation S promulgated under Section 5 of the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Registrant.
Use of Initial Public Offering Proceeds
On June 15, 2026 the Company completed its IPO, in which the Company issued and sold 638,888,888 shares of its Class A common stock at a public offering price of $135.00 per share, including the full exercise of the underwriters’ over-allotment option, which resulted in net proceeds of $85,675 million after deducting the underwriting commissions and offering costs of $575 million. The shares sold in the offering were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-296070) which was declared effective by the SEC on June 11, 2026. Goldman Sachs & Co. LLC, Morgan Stanley, BofA Securities, Citigroup, J.P. Morgan, Barclays, Deutsche Bank Securities, RBC Capital Markets, UBS Investment Bank, and Wells Fargo Securities acted as book-running managers for the IPO. Cantor, Needham & Company, Raymond James, Societe Generale, Stifel, William Blair, BTG Pactual, ING, Macquarie Capital (USA) Inc., Mirae Asset Securities, Mizuho, and Santander acted as co-managers. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.
As described in the Prospectus, the Company intends to use the net proceeds from the IPO to fund its growth strategy, including the expansion of the Company’s AI compute infrastructure, enhancements to the Company’s launch infrastructure and launch vehicles, increases in the scale and capacity of the Company’s satellite constellations, and any remaining amounts for general corporate purposes.
Unregistered Sales of Equity Securities
From April 1, 2026 through June 12, 2026 (the date of the filing of our registration statement on Form S-8, File No. 333-296740), we issued and sold to our employees and other service providers an aggregate of 8,510,615 unregistered shares of Class A common stock upon the exercise of stock options under the Space Exploration Technologies Corp. 2015 Equity Incentive Plan, the Space Exploration Technologies Corp. Amended and Restated 2024 Equity Incentive Plan (the “2024 Plan”), and the xAI Corp. Amended and Restated 2023 Equity Incentive Plan (the “xAI 2023 Plan”). From April 1, 2026 through June 12, 2026, we issued and sold to our employees and other service providers an aggregate of 745,230 unregistered shares of Class B common stock upon the exercise of stock options under the xAI 2023 Plan. From April 1, 2026 through June 12, 2026, we granted an aggregate of 25,917,613 RSUs under the 2024 Plan, which may vest and be settled for an equal number of shares of our Class A common stock. From April 1, 2026 through June 12, 2026, we issued and sold to our employees and other service providers an aggregate of 3,171,855 shares of Class A Common Stock pursuant to the Space Exploration Technologies Corp. Second Amended and Restated 2017 Employee Stock Purchase Plan and the Space Exploration Technologies Corp. 2023 Employee Stock Purchase Plan.
We believe the offers, sales, and issuance of the above securities were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under

Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about the Registrant.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K), except as follows:
Pursuant to the extended lock-up arrangements described in the Prospectus, Bret Johnsen, Chief Financial Officer, agreed to subject the vast majority of his shares to the extended lock-up period. On June 16, 2026, Mr. Johnsen, individually and on behalf of B & C Johnsen Holdings LLC, adopted a Rule 10b5-1 trading arrangement that does not commence sales until 2027 and covers up to 919,497 shares of Class A common stock of the Company, which are subject to the lock-up period (as defined in the Prospectus). The arrangement is subject to certain conditions and expires on June 17, 2027, or such earlier date upon which all transactions are completed.
Pursuant to the extended lock-up arrangements described in the Prospectus, Gwynne Shotwell, President, Chief Operating Officer and a director, agreed to subject the vast majority of her shares to the extended lock-up period. On June 23, 2026, Ms. Shotwell adopted a Rule 10b5-1 trading arrangement for up to 585,605 shares of Class A common stock of the Company, which are subject to the lock-up period (as defined in the Prospectus). The arrangement is subject to certain conditions and expires on June 30, 2027, or such earlier date upon which all transactions are completed.
On June 12, 2026, various entities affiliated with Valor Equity Partners (the “Valor Entities”), where Antonio J. Gracias, a member of the board of directors, is the founder, CEO and Chief Investment Officer, adopted a Rule 10b5-1 trading arrangement for the potential distribution to limited partners and general partners of the Valor Entities of up to 225,857,490 shares of Class A common stock of the Company, subject to certain conditions. The arrangement’s expiration date is September 30, 2027, or such earlier date upon which all transactions are completed.
Item 6.    Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger and Reorganization, by and among Space Exploration Technologies Corp., X.AI Holdings Corp., K2 Merger Sub Inc. and K2 Merger Sub 2 LLC, dated January 31, 2026 (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 2 to its Registration Statement on Form S-1 filed on June 3, 2026).

2.2
Agreement and Plan of Merger, dated June 16, 2026, by and among Space Exploration Technologies Corp., X67 Inc. and Anysphere, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2026).

3.1	Restated Certificate of Formation of Space Exploration Technologies Corp.
3.2	Amended and Restated Bylaws of Space Exploration Technologies Corp.
4.1
Indenture, dated as of June 26, 2026, between Space Exploration Technologies Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee containing Form of 5.350% Senior Notes due 2031, Form of 5.650% Senior Notes due 2033, Form of 5.875% Senior Notes due 2036, Form of 6.600% Senior Notes due 2046, Form of 6.650% Senior Notes due 2056 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2026).

4.2
Registration Rights Agreement, dated as of June 26, 2026, among Space Exploration Technologies Corp. and BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 4.7 to the Company’s Current Report on Form 8-K, filed on June 26, 2026).

Exhibit No.	Description of Exhibit
10.1†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on May 20, 2026).
10.2†
Space Exploration Technologies Corp. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, filed on June 12, 2026).

10.3†
Space Exploration Technologies Corp. Second Amended and Restated 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8, filed on June 12, 2026).

10.4†	Mesh Optical Technologies Corporation 2025 Equity Incentive Plan.
10.5
Amended and Restated Credit Agreement, dated as of May 19, 2026, by and among Space Exploration Technologies Corp., the Guarantors party thereto, the Lenders party thereto, Bank of America, NA., as the administrative agent, an L/C Issuer and the Swing Line Lender, and the other L/C Issuers from time to time party thereto (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed on June 1, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
__________________
*     Furnished herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Space Exploration Technologies Corp.

Date: August 4, 2026	By:	/s/ Bret Johnsen
		Name:	Bret Johnsen
		Title:	Chief Financial Officer and Duly Authorized Officer