Form 10-Q
period 2026-09-30
SPACE EXPLORATION TECHNOLOGIES CORP
filed 2026-10-22
CIK 1181412

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 15, 2026, the registrant had 8,246,541,218 shares of Class A common stock and 5,334,522,491 shares of Class B common stock outstanding.

Space Exploration Technologies Corp.
Form 10-Q for the Quarter Ended September 30, 2026

		Page
Forward Looking Statements		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	4
	Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025	5
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025	6
	Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity for the three and nine months ended September 30, 2026 and 2025	7
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025	9
	Notes to the Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55
Item 4.	Controls and Procedures	56

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	58

Signatures		59

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to management’s future and current expectations, involve certain risks and uncertainties, are not guarantees and apply only as of the date of this Quarterly Report on Form 10-Q, unless an earlier date is specified. These forward-looking statements include, but are not limited to, statements concerning the development and deployment of Starship, including our target recovery and reuse milestones, launch cadence, and the development, timing and impact of operations at additional launch sites; our ability to scale and monetize our SI products, services, and compute infrastructure, including our ability to expand nameplate compute, complete data center buildouts, obtain sufficient power, GPUs, other critical components and related infrastructure, and manage the costs, timing, and operational risks associated therewith; the development, deployment, and performance of next-generation satellites, and the expected impact of such satellites on capacity and service quality; our plans for Starlink Mobile, including our ability to obtain and maintain required regulatory approvals, licenses, and spectrum authorizations; the size and growth of our various existing and future markets; demand for our products and services; our ability to execute our growth strategy and scale our operations efficiently, including through initiatives like Terafab; our ability to solve novel issues and navigate and monetize technologies and environments that have never been accessed or economized before; our ability to design, develop and successfully commercialize new and innovative technologies, products, and services; the amount, nature, and timing of our capital expenditures; our future debt levels, credit ratings, and ability to obtain financing on acceptable terms; projections of our future financial and operating performance, including our future revenue, future nameplate compute, future manufacturing outputs, and anticipated annualized revenue run-rate, and the timing of achieving such metrics; our ability to manage our supply chain to support our operations and growth; our ability to identify, pursue and complete potential combinations, acquisitions and strategic partnerships and to realize anticipated benefits and manage risks associated with those transactions; the evaluation of a potential combination with Tesla, Inc., including whether and when any discussions will continue, any agreement will be reached or any transaction will be consummated; the competitive landscape in the industries in which we operate; the implementation, interpretation, and impact of applicable current or future regulations; our ability to realize benefits, and manage risks of being a public company; volatility in the capital markets and the trading price of our Class A common stock; and general economic conditions. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “seek,” “predicts” and similar expressions that predict or indicate future events or trends rather than historical matters are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our actual results or outcomes to differ materially from those described or implied, including, without limitation, significant business, economic, competitive, regulatory, technological, environmental, political, and other risks, contingencies and uncertainties, which are described in the "Risk Factors" section of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this Quarterly Report on Form 10-Q, as well as other risks, contingencies, or uncertainties that are otherwise described or updated from time to time in our other filings with the SEC. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. In addition, new risks emerge from time to time, some risks are inherently unknown to us, and it is not possible for our management to predict all such risks. Except as required by law, we disclaim any intent to update or revise any forward-looking statements to reflect subsequent events or circumstances.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Space Exploration Technologies Corp.
Consolidated Balance Sheets
(in millions, except per share data)
(unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	51,294	24,747
Marketable securities	38,561	—
Accounts receivable, net of allowance for credit losses of $67 and $39 at September 30, 2026 and December 31, 2025, respectively	4,772	1,579
Inventory	2,891	2,416
Prepaid expenses and other current assets	3,457	2,210
Total current assets	100,975	30,952
Property, plant, and equipment, net(a)	89,483	42,602
Finance lease right-of-use assets	1,040	1,260
Intangible assets, net	6,354	1,548
Digital assets	1,573	1,637
Goodwill	48,423	11,809
Deferred tax assets	388	141
Other assets (related party of $570 and $10 at September 30, 2026 and December 31, 2025, respectively)	5,809	2,130
Total assets	$254,045	$92,079
Liabilities, Redeemable Convertible Preferred Stock, and Shareholders’ Equity
Current liabilities
Accounts payable	13,259	11,792
Deferred revenue, current	10,784	6,111
Debt and finance leases, current (related party of $2,181 and $455 at September 30, 2026 and December 31, 2025, respectively)	2,698	928
Accrued expenses and other current liabilities	5,997	2,569
Total current liabilities	32,738	21,400
Long-term liabilities
Deferred revenue, net of current	6,736	6,005
Debt and finance leases, net of current (related party of $10,716 and $4,052 at September 30, 2026 and December 31, 2025, respectively)	36,146	21,968
Other liabilities	1,657	1,381
Total liabilities	77,277	50,754
Commitments and contingencies (Note 16)
Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.001; — and 2,351 shares issued; — and 2,046 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	—	38,752
Shareholders’ equity
Preferred stock, par value $0.001; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Class A common stock, par value $0.001; 8,240 and 2,036 shares issued; 8,240 and 1,952 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	8	3
Class B common stock, par value $0.001; 5,339 and 644 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	1
Class C common stock, par value $0.001; — and 482 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	0
Additional paid-in capital	212,539	37,706
Accumulated deficit	(37,448)	(37,035)
Accumulated other comprehensive income	1,664	1,898
Total shareholders’ equity	176,768	2,573
Total liabilities, redeemable convertible preferred stock, and shareholders’ equity	$254,045	$92,079
__________________
(a)Refer to Note 17 - Related Party Transactions for additional details on related party arrangements.
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Operations
(in millions, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$14,575	$5,576	$27,083	$13,714
Costs and expenses
Cost of revenue	5,478	2,705	11,361	6,949
Research and development	4,596	2,291	11,658	5,806
Selling, general, and administrative	1,707	575	3,365	1,674
Restructuring charges (credits)	3	278	(6)	472
Impairment	—	—	—	29
Total costs and expenses	11,784	5,849	26,378	14,930
Income (loss) from operations	2,791	(273)	705	(1,216)
Interest expense (related party of $351 and $— for the three months ended September 30, 2026 and 2025, respectively, and $864 and $— for the nine months ended September 30, 2026 and 2025, respectively)	(675)	(514)	(1,968)	(1,372)
Interest income	873	155	1,426	370
Other income (expense), net (related party of $561 and $— for the three months ended September 30, 2026 and 2025, respectively, and $561 and $— for the nine months ended September 30, 2026 and 2025, respectively)	1,025	140	(937)	342
Income (loss) before income taxes	4,014	(492)	(774)	(1,876)
Provision for (benefit from) income taxes	(390)	562	(361)	714
Net income (loss)	$4,404	$(1,054)	$(413)	$(2,590)
Net income (loss) attributable to shareholders - basic and diluted	$4,404	$(1,054)	$(1,084)	$(2,590)

Net income (loss) per share of common stock attributable to common shareholders
Basic	$0.37	$(0.36)	$(0.15)	$(0.89)
Diluted	$0.35	$(0.36)	$(0.15)	$(0.89)
Weighted average shares used in computing net income (loss) per share of common stock
Basic	11,942	2,941	7,274	2,915
Diluted	12,475	2,941	7,274	2,915
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$4,404	$(1,054)	$(413)	$(2,590)
Other comprehensive income (loss)
Change in foreign currency translation adjustments, net of tax	(29)	(3)	(207)	792
Unrealized losses on marketable securities, net of tax	(26)	—	(27)	—
Other comprehensive income (loss)	(55)	(3)	(234)	792
Comprehensive income (loss)	$4,349	$(1,057)	$(647)	$(1,798)
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Redeemable Convertible Preferred Stock and Shareholders’ Equity
(in millions)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at June 30, 2026	—	$—	13,176	$13	$167,344	$(41,852)	$1,719	$127,224
Share-based compensation	—	—	—	—	2,421	—	—	2,421
Common stock issued, net of tax withholding	—	—	9	0	51	—	—	51
Transfer of equity in business combinations	—	—	394	0	42,723	—	—	42,723
Net income	—	—	—	—	—	4,404	—	4,404
Other comprehensive loss	—	—	—	—	—	—	(55)	(55)
Balances at September 30, 2026	—	$—	13,579	$13	$212,539	$(37,448)	$1,664	$176,768

	Redeemable Convertible Preferred Stock		Common Stock
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at December 31, 2025	2,046	$38,752	3,079	$4	$37,706	$(37,035)	$1,898	$2,573
Share-based compensation	—	—	—	—	3,991	—	—	3,991
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	—	—	639	1	85,674	—	—	85,675
Issuance of redeemable convertible preferred stock	78	5,869	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	1,381	1	2,258	—	—	2,259
Conversion of redeemable convertible preferred stock pursuant to xAI Merger	(1,987)	(37,476)	1,424	1	37,474	—	—	37,475
Repurchase of common stock pursuant to xAI Merger	—	—	(25)	0	(2,413)	—	—	(2,413)
Conversion of redeemable convertible preferred stock to common stock	(135)	(7,076)	6,728	6	7,070	—	—	7,076
Repurchase of common and redeemable convertible preferred stock	(2)	(69)	(41)	0	(1,944)	—	—	(1,944)
Transfer of equity in business combinations	—	—	394	—	42,723	—	—	42,723
Net loss	—	—	—	—	—	(413)	—	(413)
Other comprehensive loss	—	—	—	—	—	—	(234)	(234)
Balances at September 30, 2026	—	$—	13,579	$13	$212,539	$(37,448)	$1,664	$176,768
The accompanying notes are an integral part of these consolidated financial statements.

	Redeemable Convertible Preferred Stock		Common Stock
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at June 30, 2025	1,893	$25,086	3,048	$4	$36,959	$(33,634)	$1,888	$5,217
Share-based compensation	—	—	—	—	382	—	—	382
Issuance of redeemable convertible preferred stock	0	242	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	11	0	116	—	—	116
Repurchase of common stock	—	—	(18)	0	(3)	—	—	(3)
Net loss	—	—	—	—	—	(1,054)	—	(1,054)
Other comprehensive loss	—	—	—	—	—	—	(3)	(3)
Balances at September 30, 2025	1,893	$25,328	3,041	$4	$37,454	$(34,688)	$1,885	$4,655

	Redeemable Convertible Preferred Stock		Common Stock
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
Balances at December 31, 2024	1,748	$20,941	3,023	$3	$35,865	$(32,098)	$1,093	$4,863
Share-based compensation	—	—	—	—	1,150	—	—	1,150
Issuance of redeemable convertible preferred stock	145	4,388	—	—	—	—	—	—
Common stock issued, net of tax withholding	—	—	62	1	922	—	—	923
Conversion of redeemable convertible preferred stock to common stock	0	(1)	2	0	1	—	—	1
Repurchase of common stock	—	—	(47)	0	(523)	—	—	(523)
Transfer of equity in business combination	—	—	1	0	39	—	—	39
Net loss	—	—	—	—	—	(2,590)	—	(2,590)
Other comprehensive income	—	—	—	—	—	—	792	792
Balances at September 30, 2025	1,893	$25,328	3,041	$4	$37,454	$(34,688)	$1,885	$4,655
The accompanying notes are an integral part of these consolidated financial statements.

Space Exploration Technologies Corp.
Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(413)	$(2,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,934	4,784
Share-based compensation	3,833	1,044
Deferred income taxes	(455)	623
Unrealized (gain) loss on digital assets	64	(389)
Unrealized gain on investments in unconsolidated affiliates, net	(532)	—
Loss on debt extinguishment	1,545	—
Other	(254)	193
Changes in operating assets and liabilities
Accounts receivable	(2,882)	(934)
Inventory	(1,381)	(378)
Prepaid expenses and other assets	(1,305)	(427)
Accounts payable	(970)	668
Deferred revenue	4,922	404
Other liabilities, net	1,991	1,122
Net cash provided by operating activities	$13,097	$4,120
Cash flows from investing activities
Purchases of property, plant, and equipment (related party of $480 and $285 for September 30, 2026 and 2025, respectively)	(48,069)	(13,846)
Capitalized interest	(20)	(96)
Proceeds from product rebates	1,372	—
Purchases of marketable securities	(46,834)	(601)
Maturities of marketable securities	9,158	548
Proceeds from sales of marketable securities	77	1,173
Payments for intangible assets	(866)	—
Cash received from acquisition of businesses	514	—
Other investing activities, net	57	(175)
Net cash used in investing activities	$(84,611)	$(12,997)
Cash flows from financing activities
Principal repayments on finance leases	(270)	(213)
Proceeds from debt and other financing obligations	51,834	10,947
Payment of debt issuance costs	(124)	(66)
Repayments on debt and other financing obligations	(39,845)	(6,014)
Payment of debt extinguishment premium	(1,153)	—
Proceeds from issuance of capital stock, net of issuance costs	8,319	5,299
Proceeds from employee equity award plans	368	206
Payments for repurchase of common and redeemable convertible preferred stock	(4,426)	(525)
Taxes paid related to net share settlement of equity awards	(559)	(194)
Proceeds from IPO, net of underwriting commissions and offering costs	85,675	—
Net cash provided by financing activities	$99,819	$9,440
Effect of exchange rate changes on cash and cash equivalents	(43)	69
Net change in cash and cash equivalents and restricted cash	28,262	632
Cash and cash equivalents and restricted cash, beginning of the period	25,124	11,501
Cash and cash equivalents and restricted cash, end of the period	$53,386	$12,133

Supplemental disclosures of cash flow information
Cash paid for the following:
Interest, net of interest capitalized	$2,078	$695
Income taxes, net	$66	$56
Supplemental schedule of noncash investing and financing activities
Purchases of property, plant, and equipment included in accounts payable and accrued expenses	$11,827	$3,573
Purchases of property, plant, and equipment financed by other financings	$3,921	$—
Share-based compensation capitalized in property, plant, and equipment, net	$160	$114
Acquisition of businesses through issuance of shares	$42,723	$—
The accompanying notes are an integral part of these consolidated financial statements.

SPACE EXPLORATION TECHNOLOGIES CORP.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(tables in millions, except per share data)
(unaudited)
Note 1 - Nature of Business
Description of Business
Space Exploration Technologies Corp. and its wholly owned subsidiaries, collectively referred to as the “Company” or “SpaceX,” operate three segments – (i) the Space segment designs, manufactures, and launches reusable rockets to provide high cadence, reliable, and affordable access to space at unprecedented scale, (ii) the Connectivity segment operates a worldwide high-speed, low-latency broadband network powered by thousands of Starlink satellites in Low-Earth Orbit, delivering connectivity to millions of consumer, enterprise, and government customers through our Starlink offering, and (iii) the Super Intelligence (“SI”) segment (formerly known as the AI segment) operates a vertically integrated SI platform spanning SI infrastructure solutions for enterprise customers, as well as a frontier LLM Grok, SI-assisted software engineering platform Cursor, and real-time information, entertainment, and free speech platform X for consumer and enterprise customers.
Cursor Merger
On June 16, 2026, the Company entered into an Agreement and Plan of Merger ("Cursor Merger Agreement") with Anysphere, Inc. ("Cursor") and X67 Inc., a wholly owned subsidiary of the Company ("Merger Sub"). On August 14, 2026 ("Closing Date"), the Company completed the merger with Cursor ("Cursor Merger"). Pursuant to the Cursor Merger Agreement, Merger Sub merged with and into Cursor, with Cursor surviving the merger as a wholly owned subsidiary of the Company. At the Closing Date, each share of Cursor's common stock and preferred stock outstanding immediately prior to the Closing Date was automatically converted into the right to receive shares of the Company's Class A common stock, plus cash in lieu of fractional shares. The conversion was based on an implied equity value of Cursor of $60 billion and the volume-weighted average closing price (“VWAP”) of the Company's Class A common stock over the seven consecutive trading days immediately preceding the closing of the Cursor Merger (“Exchange Ratio”). The results of operations of Cursor are included in the Company’s consolidated financial statements from the Closing Date and are reported within the SI segment. See Note 20 - Acquisitions for additional details.
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
In connection with the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into shares of the Company’s Class A and Class B common stock. Refer to Note 12 - Redeemable Convertible Preferred Stock and Shareholders’ Equity for additional information.
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
Common Control Mergers
On February 2, 2026 (“xAI Merger Date”), the Company completed its acquisition of X.AI Holdings Corp. (“xAI”), pursuant to which xAI became a wholly-owned subsidiary of the Company (“xAI Merger”). Prior to the xAI Merger, on March 28, 2025, xAI completed its acquisition of X Holdings Corp. (“X”) and SpaceXAI Corp. (formerly known as X.AI Corp.), in which X and SpaceXAI Corp. became wholly-owned subsidiaries of xAI (“X Merger”, and collectively with xAI Merger, “Common Control Mergers”). SpaceXAI Corp. began operations in March 2023 and Twitter, Inc. (“Twitter”) was acquired by Mr. Elon Musk in October 2022. The Common Control Mergers were each effected through a share exchange. Refer to Note 12 - Redeemable Convertible Preferred Stock and Shareholders’ Equity for additional details.

Note 2 - Summary of Significant Accounting Policies
Unaudited Interim Financial Statements
The consolidated financial statements, including the consolidated balance sheet as of September 30, 2026, the consolidated statements of operations, the consolidated statements of comprehensive income (loss), the consolidated statements of redeemable convertible preferred stock and shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, as well as other information disclosed in the accompanying notes, are unaudited. The consolidated balance sheet as of December 31, 2025 was derived from the audited consolidated financial statements as of that date. The interim consolidated financial statements and the accompanying notes should be read in conjunction with the annual consolidated financial statements and the accompanying notes.
The interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments necessary for a fair statement of the results of operations for the periods presented. The consolidated results of operations for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Amounts which are subject to significant judgment and use of estimates include revenues recognized over time using the cost-to-cost input method, the determination of valuation allowances associated with deferred tax assets and estimates of tax liabilities, reserves for excess and obsolete inventory, fair value of assets acquired and liabilities assumed in business combinations and useful lives of finite-lived intangible assets acquired, fair value of goodwill, useful lives of property, plant, and equipment, the determination of incremental borrowing rate for lease liabilities, litigation and settlement costs, and the valuation and assumptions underlying share-based compensation. On an ongoing basis, the Company evaluates its estimates compared to historical experience and current trends, which forms the basis for making judgments about the carrying value of assets and liabilities. In addition, the Company engages valuation specialists to assist in the valuation of equity instruments and of assets acquired and liabilities assumed in business combinations.
Cash and Cash Equivalents and Restricted Cash
The Company’s total cash and cash equivalents and restricted cash, as presented in the consolidated statements of cash flows, are as follows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$51,294	$24,747
Restricted cash included in prepaid expenses and other current assets	555	182
Restricted cash included in other assets	1,537	195
Total as presented in the consolidated statements of cash flows	$53,386	$25,124
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
Cloud Services Arrangements
During 2026, the Company’s SI segment entered into revenue arrangements to provide cloud services to customers. The Company accounts for its cloud services arrangements as service contracts with a single performance obligation consisting of a stand-ready promise to provide continuous access to reserved compute capacity, with the transaction price consisting of fixed monthly fees. Revenue is recognized over time as the customer simultaneously receives and consumes the benefits, using a pattern that aligns with phased capacity availability during any ramp period and straight-line recognition for steady-state fees thereafter.

Business Combinations
When the Company acquires a business, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair values of identifiable assets and liabilities is recorded as goodwill and is assigned to reporting units based on the expected benefit from the business combination. During the measurement period, which may be up to one year from the acquisition date, adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed may be recorded, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the Company’s consolidated statements of operations. The results of operations of the business acquired are included in the Company’s consolidated statements of operations from the acquisition date. Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred in Selling, general, and administrative expenses.
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
Note 3 - Revenue
Revenue disaggregated by products and services is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Products	$771	$430	$1,612	$1,185
Services	13,804	5,146	25,471	12,529
Total revenues	$14,575	$5,576	$27,083	$13,714
All products revenue is attributable to the Connectivity segment.

Revenue disaggregated by type and segment is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Launch Services	$1,130	$1,000	$2,108	$2,056
Launch & Development	637	666	1,240	1,221
Space	1,767	1,666	3,348	3,277
Consumer	3,121	1,986	7,754	5,198
Enterprise & Government(1)	2,127	1,111	5,042	2,961
Connectivity	5,248	3,097	12,796	8,159
Advertising	538	454	1,248	1,323
SI Solutions & Infrastructure	7,022	359	9,691	955
SI	7,560	813	10,939	2,278
Total revenues	$14,575	$5,576	$27,083	$13,714
___________________
(1) Enterprise & Government revenue includes revenue from Starlink Mobile service offerings.
Deferred revenue
Deferred revenue is recorded when cash payments are received or due, in advance of the Company’s performance. Deferred revenue primarily relates to Space agreements and Connectivity enterprise and government contracts. Total deferred revenue as of December 31, 2025 was $12,116 million, of which $1,287 million and $3,767 million was recognized as revenue during the three and nine months ended September 30, 2026, respectively. Total deferred revenue as of September 30, 2026 was $17,520 million.
Backlog
The Company’s backlog represents the transaction price of performance obligations to customers for which work remains to be performed. The amount of backlog increases with new contracts or additions to existing contracts and decreases as revenue is recognized on existing contracts. Contracts are included in backlog when an enforceable agreement has been reached. Backlog does not include amounts related to performance obligations that are billed and recognized as they are delivered, optional purchases that do not represent material rights and any estimated amounts of variable consideration that are subject to constraint. Backlog totaled $62,959 million as of September 30, 2026, of which $17,520 million was recognized as deferred revenue at September 30, 2026. Approximately 67% is expected to be recognized within one year, and approximately 27% is expected to be recognized between one and three years, with the remaining 6% to be recognized thereafter.
Concentration of risk
Consolidated revenue from significant customers is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	16.6%	23.9%	17.3%	21.6%
Customer B	34.5%	*	24.2%	*
______________
* Customer did not represent more than 10% of consolidated revenue for the period.
Revenue from Customer A relates to all three segments and revenue from Customer B relates to the SI segment. No other customers represented more than 10% of consolidated revenue during the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, one customer represented 27.7% of Accounts receivable, net. No customer represented 10% or more of Accounts receivable, net as of December 31, 2025.

Note 4 - Inventory
Inventory consists of the following:

	September 30, 2026	December 31, 2025
Raw materials	$1,102	$1,030
Work-in-progress	887	803
Finished goods	902	583
Inventory	$2,891	$2,416
Note 5 - Property, Plant, and Equipment, Net
Property, plant, and equipment, net consist of the following:

	September 30, 2026	December 31, 2025
Servers and networking equipment	$43,206	$22,694
Satellites	14,738	11,949
Machinery and equipment	11,014	6,343
Data center infrastructure	6,333	2,960
Launch sites	3,175	2,404
Land, buildings, and improvements(1)	5,167	1,876
Flight vehicle hardware	1,625	1,689
Leasehold improvements	1,002	784
Construction-in-progress	23,745	4,604
Property, plant, and equipment	110,005	55,303
Less: Accumulated depreciation	(20,522)	(12,701)
Property, plant, and equipment, net	$89,483	$42,602
__________________
(1)Land is not a depreciable asset.
Construction in progress is primarily comprised of servers and networking equipment as well as data center infrastructure that has not yet been placed in service.
Depreciation expense for the three and nine months ended September 30, 2026 was $3,351 million and $8,415 million, respectively. Depreciation expense for the three and nine months ended September 30, 2025 was $1,595 million and $4,142 million, respectively.
Interest is capitalized during the construction period for significant long term construction projects, such as the SI infrastructure data centers and launch facilities. For the three and nine months ended September 30, 2026, the Company capitalized $119 million and $139 million of interest, respectively, which is included in Construction-in-progress amounts above. $74 million and $96 million of interest was capitalized during the three and nine months ended September 30, 2025, respectively.

Note 6 - Intangible Assets and Goodwill
Intangible Assets
Finite-lived intangible assets consist of the following:

	September 30, 2026
	Weighted-Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	4.0	$4,459	$(167)	$4,292
Customer relationships	4.5	1,441	(605)	836
User base	9.0	1,270	(554)	716
Brand	4.6	932	(449)	483
Acquired workforce	2.0	12	(6)	6
Total		$8,114	$(1,781)	$6,333

	December 31, 2025
	Weighted-Average Useful Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Existing technology	3.2	$27	$(16)	$11
Customer relationships	5.0	752	(478)	274
User base	9.0	1,291	(456)	835
Brand	5.0	743	(335)	408
Acquired workforce	2.0	9	—	9
Total		$2,822	$(1,285)	$1,537
Amortization expense associated with finite-lived intangible assets was $293 million and $519 million in the three and nine months ended September 30, 2026, respectively, and $219 million and $642 million in the three and nine months ended September 30, 2025, respectively.
The Company also has indefinite-lived intangible assets of $21 million and $11 million as of September 30, 2026 and December 31, 2025, respectively. Indefinite-lived intangible assets primarily consist of trade names and domain names, which are expected to provide long-term branding and marketing benefits.
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
The Spectrum Transaction was approved by the Federal Communications Commission (“FCC”) on May 12, 2026, and the Spectrum Transfer Closing occurred on May 22, 2026. On that date, the Spectrum Licenses were transferred to the Trust, where they will remain until the Spectrum Acquisition Closing. Concurrently, the Company has made contractual payments under the Spectrum Credit Agreement to the Trust of $856 million as of September 30, 2026, which is recognized as prepaid assets in Other assets until the Spectrum Acquisition Closing, at which point they will be recognized as intangible assets. Only contractual amounts paid to the Trust are recognized as prepaid assets, which represent the Company’s present right to an economic benefit for the portion of the Spectrum Licenses for which cash is transferred.
Goodwill
The activity for goodwill is as follows:

Balance at December 31, 2025	$11,809
Business combinations	36,807
Cumulative translation adjustments	(193)
Balance at September 30, 2026	$48,423
As of September 30, 2026 and December 31, 2025, goodwill attributable to the Connectivity segment was $515 million and $513 million, respectively, and goodwill attributable to the SI segment was $47,908 million and $11,296 million, respectively.
Note 7 - Financial Instruments
The Company’s assets that are measured at fair value on a recurring basis consist of the following:

	September 30, 2026
	Level	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	I	$26,058	$—	$—	$26,058
Money market funds	I	21,635	—	—	21,635
Government securities	I	3,601	—	—	3,601
Marketable securities
Government securities	II	38,508	—	(21)	38,487
Corporate debt securities	II	74	—	—	74
Prepaid expenses and other current assets
Restricted cash	I	521	—	—	521
Restricted cash in money market funds	I	34	—	—	34
Other assets
Restricted cash	I	1,393	—	—	1,393
Restricted cash in money market funds	I	145	—	(1)	144
Long-term government securities	II	286	—	(3)	283
Long-term corporate debt securities	II	14	—	—	14
Total		$92,269	$—	$(25)	$92,244

	December 31, 2025
	Level	Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash and cash equivalents
Cash	I	$3,408	$—	$—	$3,408
Money market funds	I	21,339	—	—	21,339
Prepaid expenses and other current assets
Restricted cash	I	30	—	—	30
Money market funds	I	152	—	—	152
Other assets
Restricted cash	I	182	—	—	182
Restricted cash in money market funds	I	13	—	—	13
Total		$25,124	$—	$—	$25,124

As of September 30, 2026 and December 31, 2025, the Company also held 18,712 units of Bitcoin with a cost basis of $661 million and fair value of $1,573 million and $1,637 million, respectively. The fair value of these digital assets is determined using Level I in the fair value hierarchy.
Note 8 - Investments in Unconsolidated Affiliates
As of September 30, 2026 and December 31, 2025, the Company held various equity method investments of $653 million and $101 million, respectively. For its equity method investment in TBC - The Boring Company (“TBC”), the Company elected the fair value option to measure the investment based on observable inputs. In September 2026, TBC completed a new round of financing with its investors. Following this observable price change, the Company’s investment in TBC was measured at fair value with an unrealized gain on investment of $561 million recorded in Other income (expense), net during the three months ended September 30, 2026. Refer to Note 17 - Related Party Transactions for additional details.
Note 9 - Debt

	September 30, 2026
	Principal	Unamortized Deferred Financing Costs	Net
SpaceX Notes	$25,000	$145	$24,855
X 2027 and X 2030 Notes	27	—	27
Other financings(1)	12,979	—	12,979
Total debt	38,006	145	37,861
Finance lease liability	983	—	983
Total debt and finance leases	38,989	145	38,844
Less: Short-term portion	2,698	—	2,698
Total debt and finance leases, net of current	$36,291	$145	$36,146

	December 31, 2025
	Principal	Unamortized Deferred Financing Costs	Net
X 2027 and X 2030 Notes	$27	$—	$27
X B-1 Term Loan	6,504	280	6,224
X B-3 Term Loan	5,966	54	5,912
xAI Fixed Rate Term Loan	995	4	991
xAI Floating Rate Term Loan	995	40	955
xAI 12.5% Secured Senior Notes	3,000	12	2,988
Other financings(1)	4,562	—	4,562
Total debt	22,049	390	21,659
Finance lease liability	1,237	—	1,237
Total debt and finance leases	23,286	390	22,896
Less: Short-term portion	928	—	928
Total debt and finance leases, net of current	$22,358	$390	$21,968
__________________
(1)Includes obligations related to certain SI infrastructure assets recorded as failed sale-leaseback transactions. Refer to Other Financings below for additional details.
SpaceX Notes
General. In June 2026, SpaceX issued senior unsecured notes in an aggregate principal amount of $25,000 million (“SpaceX Notes”). The SpaceX Notes have five tranches maturing on July 15, 2031, July 15, 2033, July 15, 2036, July 15, 2046, and July 15, 2056 with a weighted-average maturity of 11.7 years. SpaceX Notes are unsecured obligations of the Company and rank equally in right of payment with all existing and future unsubordinated indebtedness, liabilities, and other obligations of the Company.
Proceeds. The proceeds of the SpaceX Notes were used to repay the SpaceX Bridge Loan (as defined and described below) in full and to pay related fees and expenses. The remaining proceeds were used for general corporate purposes.

Interest Rates. The SpaceX Notes bear annual interest rates between 5.350% and 6.650% with a weighted-average interest rate of 5.855%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027. The effective interest rate on the SpaceX Notes was 6.072% as of September 30, 2026.
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
Covenants. The SpaceX Notes contain customary events of default and affirmative and negative covenants, including restrictions on additional liens in excess of 7.5% of the Company’s consolidated total assets and fundamental changes (which is limited to a merger where the Company is not the surviving entity outside certain jurisdictions). The Company was in compliance with the covenants as of September 30, 2026.
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
Interest Rates. The SpaceX Bridge Loan bore interest, at the Company’s election, at a rate per annum equal to (i) Term SOFR plus an applicable margin ranging from 0.75%-1.75% (depending on the Company’s debt rating), or (ii) a base rate equal to the highest of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.00%, and (d) 1.00%, plus an applicable margin ranging from 0.00% to 0.75% (depending on the Company’s debt rating). In addition, the Company was obligated to pay duration fees equal to 0.125% of outstanding principal on the first anniversary of closing and 0.25% of outstanding principal on the fifteen-month anniversary of closing.
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
Guarantors and Collateral. The obligations of the Company under the SpaceX Bridge Loan were guaranteed on a joint and several basis by X Corp., SpaceXAI LLC (formerly known as X.AI LLC), and CTC Property, LLC (each a subsidiary of the Company).
Accounting Treatment. The Company accounted for the repayment of the X B-1 Term Loan, the X B-3 Term Loan, the xAI Fixed Rate Loan, the xAI Floating Rate Loan and the xAI 12.5% Senior Secured Notes as an extinguishment of debt, resulting in a loss on extinguishment of $1,526 million, recorded in Other income (expense), net.
SpaceX Credit Facility
General. In February 2025, the Company entered into a five-year senior unsecured revolving credit agreement (“SpaceX Credit Facility”) with a syndicate of banks, under which the Company may draw up to $1,500 million, subject to a customary financial covenant and other reporting requirements. Prior to amendments (described below), the SpaceX Credit Facility was scheduled to terminate, and for all outstanding loans to become due and payable, on February 7, 2030. No amounts were borrowed under the SpaceX Credit Facility during the three and nine months ended September 30, 2026.
Amendments. In March 2026, the Company entered into a First Amendment to Credit Agreement and Waiver (the “First Amendment”) with its lenders, in connection with the Company’s entry into the SpaceX Bridge Loan. The First Amendment, among other things, (i) waived certain specified defaults and (ii) amended certain definitions and covenants under the SpaceX Credit Facility to conform to the terms of the SpaceX Bridge Loan. In May 2026, SpaceX amended the SpaceX Credit Facility to increase the borrowing capacity up to $5,000 million (“Amended SpaceX Credit Facility”). As part of the Amended SpaceX Credit Facility, the sublimit for performance letters of credit was increased to $2,000 million. The Amended SpaceX Credit Facility terminates, and all outstanding loans become due and payable, on May 19, 2031, unless the parties agree to an extension in accordance with the terms of the Amended SpaceX Credit Facility. All other terms were consistent with the terms of the SpaceX Credit Facility.
Interest Rates. Under the SpaceX Credit Facility, borrowings bear interest at the Company’s option, at a rate per annum of (i) between 0.75%-1.25%, depending on the Company’s current debt rating, plus the relevant Term SOFR or (ii) between 0.0%-0.25% depending on the Company’s current debt rating plus the greater of (a) the Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.0%, and (d) 1.0%. The Company may also borrow in various alternative currencies at various alternative rates, including rates based on SONIA for Pound Sterling loans and EURIBOR for Euro loans plus an applicable margin. The fee for undrawn amounts is between 0.07%-0.11% per annum, depending on the Company’s current debt rating. Interest is payable either monthly or quarterly, depending on the interest loan option.
Covenants. The Company was in compliance with the covenants as of September 30, 2026; however, the Company had a technical default when the Company acquired xAI on February 2, 2026 due to the amount of debt assumed as part of the acquisition at the subsidiary level. On March 2, 2026, the Company obtained a waiver from the syndicate of banks and amended the SpaceX Credit Facility allowing for the debt refinance completed on March 2, 2026, resulting in the Company being in compliance with all covenants.
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
Covenants. The Company was in compliance with the covenants as of September 30, 2026.
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
xAI First Lien Credit Agreement
General. In June 2025, SpaceXAI Corp. and SpaceXAI LLC, indirect subsidiaries of the Company, entered into the First Lien Credit Agreement to provide borrowings up to $2,000 million. The Company executed a $1,000 million Fixed Rate Term Loan maturing on June 30, 2030 (“xAI Fixed Rate Term Loan”), and a $1,000 million Floating Rate Term Loan maturing on June 30, 2030 (“xAI Floating Rate Term Loan”).
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
Guarantors. Obligations under the xAI Fixed Rate Term Loan and xAI Floating Rate Term Loan were guaranteed each jointly and severally by SpaceXAI Corp. and certain of its subsidiaries.
xAI 12.5% Secured Senior Notes
General. In June 2025, SpaceXAI LLC and, X.AI Co Issuer Corp, indirect subsidiaries of the Company, issued $3,000 million aggregate principal amount of 12.5% interest Senior Secured Notes due in 2030 (“xAI 12.5% Senior Secured Notes”). The Senior Secured Notes were issued at 100% of the principal amount and the entire principal amount will be due on June 30, 2030.
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
xAI Revolving Line of Credit
General. In April 2024 and amended through March 2026, a subsidiary of xAI, an indirect subsidiary of the Company, entered into a revolving line of credit up to borrowing capacity of $250 million. The Company had no borrowings under the line of credit during the three and nine months ended September 30, 2026.
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
Other Financings
The Company has entered into various other financing arrangements, generally collateralized by specific machinery and equipment. These arrangements have a weighted-average fixed interest rate of 6.3% and 5.5% per annum as of September 30, 2026 and December 31, 2025, respectively, with principal and interest payments due monthly, and in certain instances, a lump sum payment at the end of term.
CTC Property, LLC (“CTC”), a subsidiary of the Company, has entered into various sale-leaseback transactions for its SI infrastructure assets which would have been deemed finance leases, resulting in failed sale-leaseback transactions. As a result, the Company recorded the related debt of $2,181 million and $10,716 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheets as of September 30, 2026 for three failed sale-leaseback transactions. Refer to Note 17 - Related Party Transactions for additional details.
The future scheduled principal maturities of debt as of September 30, 2026 are as follows:

2026 (remaining three months)	$495
2027	2,425
2028	2,867
2029	3,422
2030	3,597
Thereafter	25,200
Total	$38,006
The Company measures the fair value of its long-term fixed-rate debt for disclosure purposes. The fair value estimates for these debts were determined based on the quoted prices, if available, or based on a discounted cash flow approach using yields calibrated from recent issuances of the securities, resulting in Level II measurement.
The carrying amounts and fair values of the long-term fixed-rate debt included in the consolidated balance sheets are as follows:

	As of September 30, 2026		As of December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
SpaceX Notes	$24,855	$22,932	$—	$—
X B-3 Term Loan	$—	$—	$5,912	$6,190
xAI Fixed Rate Term Loan	$—	$—	$991	$1,057
xAI 12.5% Secured Senior Notes	$—	$—	$2,988	$3,173

Note 10 - Leases
The components of lease expense are as follows within the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense:
Operating lease expense	$129	$115	$362	$369
Short-term lease cost	162	94	422	169
Variable lease cost	60	37	115	83
Total operating lease expense	$351	$246	$899	$621
Finance lease expense:
Amortization of leased assets	$79	$82	$237	$251
Interest on lease liabilities	58	77	190	244
Total finance lease expense	137	159	427	495
Total lease expense	$488	$405	$1,326	$1,116
The Company obtained $753 million of leased assets in exchange for operating lease liabilities during the nine months ended September 30, 2026.
Note 11 - Balance Sheet Components
Certain financial statement details are as follows:

	September 30, 2026	December 31, 2025
Prepaid expenses and other current assets
Unbilled receivables	$815	$223
Tax related assets	634	618
Restricted cash and deposits	555	182
Rebates and credits	341	597
Other current assets	1,112	590
Prepaid expenses and other current assets	$3,457	$2,210

Accrued expenses and other current liabilities
Accrued infrastructure purchases	$1,863	$—
Tax related liabilities	642	563
Payroll & employee benefit accruals	518	322
Accrued interest	387	416
Operating lease liabilities, current	374	422
Restructuring liabilities	249	339
Other current liabilities	1,964	507
Accrued expenses and other current liabilities	$5,997	$2,569
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
As of September 30, 2026, the total number of shares of SpaceX Common Stock the Company is authorized to issue is 52,257 million shares, each with a par value of $0.001 per share: 36,132 million shares are Class A, 6,125 million shares are Class B, and 10,000 million shares are Class C. The Company is also authorized to issue 2,400 million shares of SpaceX Preferred Stock.
In May 2026, the Board approved the 2026 Stock Split, pursuant to which each share of the Class A, Class B, and Class C SpaceX Common Stock issued and outstanding was split into five shares of the same class of SpaceX Common Stock.
Effect of the xAI Merger
xAI Redeemable Convertible Preferred Stock
On the xAI Merger Date, all outstanding shares of xAI Redeemable Convertible Preferred Stock converted into shares of SpaceX Common Stock, based on the share-for-share exchange mechanics specified in the merger agreement. Upon conversion, all shares of xAI Redeemable Convertible Preferred Stock were canceled and retired, and former xAI Redeemable Convertible Preferred Stock shareholders received the applicable shares of SpaceX Common Stock. Any shares of xAI Redeemable Convertible Preferred Stock previously held by the Company were canceled and retired and did not receive any consideration.

Redeemable Convertible Preferred Stock
Each series of SpaceX and xAI Redeemable Convertible Preferred Stock (collectively, the “Combined Redeemable Convertible Preferred Stock”) as of December 31, 2025 consisted of the following (no shares of Combined Redeemable Convertible Preferred Stock were issued and outstanding as of September 30, 2026):

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
Common Stock
The following describes all of the activity that occurred within each class of SpaceX Common Stock during the three and nine months ended September 30, 2026 and 2025, incorporating all activity that occurred within the class of xAI Common Stock on an as-converted basis to the class of SpaceX Common Stock it was converted into per the Common Control Mergers.

	Class A Common Stock		Class B Common Stock		Class C Common Stock
Three Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2026	7,607	$7	5,569	$6	—	$—
Common stock issued, net of tax withholding	9	0	—	—	—	—
Conversion between classes of common stock	230	1	(230)	(1)	—	—
Transfer of equity in business combinations	394	0	—	—	—	—
Balances at September 30, 2026	8,240	$8	5,339	$5	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Nine Months Ended September 30, 2026	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2025	1,952	$3	643	$1	484	$0	—	$—
Issuance of common stock in connection with IPO, net of underwriting commissions and offering costs	639	1	—	—	—	—	—	—
Common stock issued, net of tax withholding	62	0	1,306	1	13	0	—	—
Conversion of redeemable convertible preferred stock pursuant to the xAI Merger	886	0	537	1	—	—	—	—
Repurchase of common stock pursuant to xAI Merger	(3)	0	(20)	0	—	—	—	—
Conversion of redeemable convertible preferred stock to common stock	3,453	3	3,274	3	—	—	—	—
Conversion between classes of common stock	867	1	(370)	(1)	(497)	0	—	—
Repurchase of common stock	(10)	0	(31)	0	—	—	—	—
Transfer of equity in business combinations	394	0	—	—	—	—	—	—
Balances at September 30, 2026	8,240	$8	5,339	$5	—	$—	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Three Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at June 30, 2025	1,867	$3	728	$1	453	$0	—	$—
Common stock issued, net of tax withholding	2	0	2	0	7	0	—	—
Conversion between classes of common stock	23	0	(23)	0	—	—	—	—
Repurchase of common stock	(5)	0	(13)	0	—	—	—	—
Balances at September 30, 2025	1,887	$3	694	$1	460	$0	—	$—

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Class D Common Stock
Nine Months Ended September 30, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2024	1,832	$2	768	$1	423	$0	—	$—
Common stock issued, net of tax withholding	23	1	3	0	36	0	—	—
Conversion of redeemable convertible preferred stock to common stock	1	0	—	—	1	0	—	—
Conversion between classes of common stock	49	0	(49)	0	—	—	—	—
Repurchase of common stock	(19)	0	(28)	0	—	—	—	—
Transfer of equity in business combination	1	0	—	—	—	—	—	—
Balances at September 30, 2025	1,887	$3	694	$1	460	$0	—	$—
The following describes the various rights and preferences of the SpaceX Common Stock:
Dividend Provisions
Subject to the prior rights of holders of all classes and series of stock at the time outstanding having prior rights as to dividends, holders of SpaceX Common Stock shall be entitled to receive, when, as and if declared by the board of directors, out of any funds legally available, such dividends as may be declared from time to time by the board of directors. For the period from inception through September 30, 2026, no dividends were declared on SpaceX Common Stock.
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
Reserve for Unissued Shares of Common Stock
The Company is required to reserve and keep available, out of its authorized but unissued shares of SpaceX Common Stock, such number of shares sufficient to effect the conversion of all outstanding shares of Class B to Class A, and shares granted and available for grant under the Company’s share plans.
The amount of such shares of the SpaceX Common Stock reserved for these purposes at September 30, 2026 is as follows:

	Number of Shares
	Class A	Class B	Class C
Outstanding stock options	158	350	—
Outstanding RSUs	142	—	—
Future grants under share-based compensation	324	—	—
	624	350	—
Share Repurchases
During the three and nine months ended September 30, 2026, the Company repurchased a total of $— and $2,013 million, respectively, of SpaceX Common Stock (— and 41 million shares, respectively) and Redeemable Convertible Preferred Stock (— and 2 million shares, respectively) in a number of unrelated transactions with existing shareholders at their then-current fair market value. During the nine months ended September 30, 2026, the Company also repurchased $2,413 million (or 25 million shares) of SpaceX Common Stock from eligible current and former xAI employees as part of the xAI Merger.
Similarly, the Company repurchased $3 million (or 18 million shares) and $523 million (or 47 million shares) of SpaceX Common Stock from eligible current and former employees and existing shareholders during the three and nine months ended September 30, 2025, respectively. The Company only repurchased shares held by eligible participants for more than six months at a purchase price per share equal to the then current fair market value.
All SpaceX shares repurchased to date have been retired.

Note 13 - Earnings per Share
The following table presents the reconciliation of net income (loss) attributable to common shareholders to net income (loss) used in computing basic and diluted net income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$4,404	$(1,054)	$(413)	$(2,590)
Less: Deemed dividend(1)	—	—	671	—
Net income (loss) attributable to common shareholders - basic and diluted	$4,404	$(1,054)	$(1,084)	$(2,590)

Denominator:
Weighted-average shares of common stock outstanding - basic	11,942	2,941	7,274	2,915
Weighted-average shares of common stock equivalents:
Exercise of stock options	457	—	—	—
Conversion of restricted stock units	75	—	—	—
Conversion of ESPPs	1	—	—	—
Weighted-average common stock and common stock equivalents outstanding - diluted	12,475	2,941	7,274	2,915

Net income (loss) per share attributable to common shareholders
Basic	$0.37	$(0.36)	$(0.15)	$(0.89)
Diluted	$0.35	$(0.36)	$(0.15)	$(0.89)
__________________
(1)The excess of fair market value over the consideration transferred for the repurchase of SpaceX Redeemable Convertible Preferred Stock was treated as a deemed dividend and resulted in an increase to net loss attributable to common shareholders in the calculation of net loss per share.
The following potentially dilutive securities on an as-converted basis are excluded from the calculation of diluted net income (loss) per share attributable to common shareholders for the periods presented because the impact of including them would be anti-dilutive:

	As of September 30,
	2026	2025
xAI Redeemable Convertible Preferred Stock	—	1,241
SpaceX Redeemable Convertible Preferred Stock	—	6,760
Share-based compensation	19	648
The diluted net income (loss) per share attributable to common shareholders and the table above exclude 1,333 million and 14 million share-based compensation awards outstanding as of September 30, 2026 and 2025, respectively, as these awards are subject to performance and market conditions that were not met as of those dates.
Note 14 - Share-based Compensation
General
The Company grants RSUs, RSAs, and non-statutory options to eligible employees, key executives, and certain non-employee service providers with service and/or performance conditions (collectively, the “Plans”). The Company offers an Employee Stock Purchase Plan, under which eligible employees can purchase the Company’s common stock at a discounted price. The Company also offers a Non-Qualified Employee Stock Purchase Plan (“NQ ESPP”), under which employees can purchase the Company’s common stock at the fair market value. In April 2026, the Company cancelled the NQ ESPP.

Acquisitions
As part of the Cursor Merger and Mesh Optical Merger (collectively, the “Acquisitions”), as defined and further described in Note 20 - Acquisitions, the Company granted 65 million options with a weighted average exercise price of $1.49 and weighted-average grant-date fair value per share of $140.39, 28 million RSUs with weighted-average grant date fair value per share of $141.45, and 96 million RSAs with weighted-average grant date fair value per share of $141.66. At September 30, 2026, share-based compensation expense related to these awards is expected to be recognized over a weighted-average period of 2.8 years.
Summary of Share-Based Compensation Information
The following table summarizes the Company’s share-based compensation expense by line item in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue(1)	$128	$71	$321	$175
Research and development(2)	1,416	167	2,147	435
Selling, general, and administrative(3)	819	112	1,365	434
Total	$2,363	$350	$3,833	$1,044
__________________
(1)Share-based compensation expense for the three and nine months ended September 30, 2026 includes share-based compensation expense related to SpaceX awards granted to certain employees from the Acquisitions to retain key talent as well as SpaceX awards granted as a replacement of historically outstanding, unvested equity awards held by Cursor and Mesh Optical employees prior to the Acquisitions. Refer to Note 20 - Acquisitions for additional information. Share-based compensation expense recorded in Cost of revenue related to the Acquisitions was $6 million and $6 million for the three and nine months ended September 30, 2026.
(2)Share-based compensation expense recorded in Research and development related to the Acquisitions was $1,022 million and $1,022 million for the three and nine months ended September 30, 2026.
(3)Share-based compensation expense recorded in Selling, general, and administrative related to the Acquisitions was $189 million and $189 million for the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2026, share-based compensation expense capitalized to the consolidated balance sheets was $50 million and $160 million, respectively. During the three and nine months ended September 30, 2025, share-based compensation expense capitalized to the consolidated balance sheets was $38 million and $114 million, respectively.
Note 15 - Income Taxes
The Company’s effective tax rate was (9.7)% and 46.6% for the three and nine months ended September 30, 2026, respectively, compared to (114.2)% and (38.1)% for three and nine months ended September 30, 2025, respectively. The change in the Company’s effective tax rate was primarily due to the changes in the valuation allowance.
The Company’s effective tax rates for the nine months ended September 30, 2026 and 2025 as compared to the U.S. federal statutory rate of 21.0% were primarily impacted by the valuation allowances on its deferred tax assets.
In assessing the realizability of deferred tax assets, the Company considered whether it is more likely than not that some or all of its net deferred tax assets will not be realizable based on the weight of all positive and negative evidence. In connection with the Acquisitions, the Company recorded deferred tax liabilities related to the fair value of acquired intangible assets. These deferred tax liabilities provided a source of taxable income that supported the realizability and release of a portion of the Company’s pre-existing U.S. deferred tax assets during the three months ended September 30, 2026. As a result, the Company released a portion of the pre-existing valuation allowance against the deferred tax assets and recorded a provisional deferred tax benefit of $449 million. As of September 30, 2026, the Company continues to maintain a full valuation allowance against its deferred tax assets in the U.S., with the exception of certain state deferred tax assets and transferrable investment tax credits that are expected to be realizable. The Company also continues to maintain valuation allowances in certain foreign jurisdictions where it concluded that it is more likely than not that the deferred tax assets will not be realized.
Note 16 - Commitments and Contingencies
Unconditional Obligations
The Company’s unconditional obligations are non-cancelable contractual commitments primarily related to the Company’s investments in SI infrastructure and third-party cloud capacity arrangements and other service arrangements. It also includes the Company’s commitments under the Spectrum Transaction, which are payable in cash and in the Company’s Class A common stock.

Refer to Note 6 - Intangible Assets and Goodwill for additional details. The following table summarizes the Company’s non-cancelable contractual commitments as of September 30, 2026:

2026 (remaining three months)	$2,309
2027	25,569
2028	4,637
2029	2,071
2030	1,221
Thereafter	2,033
Total	$37,840
Letters of Credit and Surety Bonds
The Company had outstanding letters of credit of $1,470 million at September 30, 2026 related to various customer contracts, insurance agreements, and facility lease agreements. All of the outstanding letters of credit were collateralized by restricted cash. The Company also had surety bonds of $470 million for self-insured workers’ compensation programs and other governmental licenses at September 30, 2026.
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
In November 2022, the European Union’s Digital Services Act (“DSA”) came into force as a result of which X has to comply with extensive content moderation and other duties. X published its first Transparency Report under the DSA in November 2023. In December 2023, the European Commission (“EC”) opened a formal investigation into X Corp. and its Irish subsidiary, Twitter International Unlimited Company (“TIUC”), which was later renamed to X Internet Unlimited Company (XIUC). On July 12, 2024, in relation to alleged breaches of Articles 25(1), 39 and 40(12) of the DSA, the EC issued preliminary findings that X’s blue checkmark is deceptive, its advertisement repository does not meet DSA requirements, and it grants inadequate access to data to third-party researchers. On September 26, 2024, XIUC and X submitted their observations challenging the EC’s preliminary findings. On December 5, 2025, the EC delivered a final decision in which it upheld its preliminary findings and imposed a fine of EUR 120 million on XIUC, X Corp., X.AI Holdings Corp., and Elon Musk (together, the “parties”). On February 16, 2026, the parties challenged the EC’s decision in the General Court of the European Union. In July and August 2026, applications for leave to intervene were filed in the case, including by the United States, the Republic of Ireland, Democracy Reporting International gGmbH, Associação Ius Omnibus, NetChoice, Koordinierungsstelle für digitale Dienste, Stichting Article 19, Fundacja Obserwatorium Demokracji Cyfrowej. The parties filed their observations on these applications on September 22, 2026. The case remains pending.
In March 2016, non-practicing entity Youtoo Technologies filed suit against Twitter, Inc. (the predecessor-in-interest to X Corp.) in the United States District Court for the Northern District of Texas alleging its Vine and Periscope products infringe Youtoo’s video-sharing patents (the ‘304, ‘506, and ‘997 patents). On Twitter’s motion, the district court dismissed the ‘304 and ’506 patents as invalid. Twitter filed petitions for Inter Partes Review before the Patent Trial and Appeals Board (PTAB) challenging all three patents-in-suit. The PTAB upheld the ‘304 and ‘506 Patents and invalidated the ‘997 Patent; the Federal Circuit affirmed. On March 16, 2020, Plaintiff (now Vidstream LLC, which allegedly acquired the patents from Youtoo Technologies in a bankruptcy proceeding), moved the Court to reconsider its earlier ruling invalidating the ‘304 and ‘506 patents. On April 1, 2022, the Court reversed its original ruling on the ‘304 and ‘506 patents. On September 27, 2024, Vidstream filed a motion for partial summary judgment, which the Court granted in part. The case went to a jury trial, and on April 16, 2025, the jury rendered a verdict finding (i) that Twitter did not infringe any claim of the ‘506 patent and two out of three claims of the ‘304 patent and that each of those patent claims was invalid, but (ii) that Twitter willfully infringed one claim of the ‘304 patent. The jury awarded Plaintiff $105 million in damages. In November 2025, the district court affirmed the jury’s award and awarded an additional $67 million in prejudgment interest. X Corp. has appealed and Vidstream has cross-appealed. Both appeals remain pending before the Federal Circuit.
In June 2023, music publishing companies that are members of the National Music Publishers’ Association (the “NMPA”) filed a complaint against X Corp. in the U.S. District Court for the Middle District of Tennessee, claiming direct, contributory, and vicarious copyright infringement based on Twitter’s alleged failure to expeditiously take down infringing music posted by users after the music publishers allegedly gave Twitter notice of those infringements. The music publishers also allege that Twitter did not suspend the accounts of “repeat infringers,” so that Twitter is not entitled to a “safe harbor” from liability under the DMCA. In March 2024, the Court dismissed plaintiffs’ direct infringement and vicarious infringement claims, and part of plaintiffs’ claim for contributory infringement. Following the Supreme Court’s decision in Cox Comm’s, Inc. v. Sony Music Entm’t., the Court granted the parties’ joint motion for a stay to allow X Corp. to file a renewed motion to dismiss. On July 16, 2026, the parties stipulated to the dismissal of all the NMPA’s claims, and the matter is now closed.
In September 2023, Dutch foundation Stichting Data Bescherming Nederland (“SDBN”) filed a putative class action lawsuit in the District Court of Amsterdam in the Netherlands against TIUC, Twitter, Inc., X Corp., and Twitter Netherlands B.V. (together, the “Twitter parties”) related to Twitter’s operation of the MoPub platform. SDBN primarily claims that MoPub’s real-time bidding ad exchange violated the GDPR. SDBN claims to represent 11 million Dutch internet users who downloaded and used third-party mobile apps containing the MoPub software development kit during the period 2013-2022 and it seeks a monetary award in the range of €250 to €2,500 per person. On February 4, 2026, the Court declined to allow the case to proceed as a class action and indicated that it is considering staying the proceedings until the Court of Justice of the European Union has ruled in a separate case concerning the applicability of Dutch class action requirements to GDPR claims. The Twitter parties filed a brief in support of the proposed stay, which the plaintiffs opposed, on March 4, 2026.
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
Beginning in January 2026, the Company and certain subsidiaries have been named as defendants in multiple lawsuits arising from Grok’s image-generation and editing features. The complaints generally allege that Grok’s image-generation and editing features enabled the creation and dissemination of nonconsensual explicit images and/or content representing women and/or children in sexualized contexts. The actions include several actions instituted in the U.S. District Court for the Northern District of California beginning on January 23, 2026 against SpaceXAI Corp. and SpaceXAI LLC (together, “SpaceXAI”). These include multiple putative class actions asserting claims including, among other things, strict liability, negligence, nuisance, rights of privacy or publicity, and certain federal statutory claims. Plaintiffs in these actions seek, among other things, compensatory, statutory and punitive damages, restitution, disgorgement, and injunctive relief. On September 28, 2026, in Jane Doe v. X.AI Corp. and X.AI LLC (5:26-cv-00772-PCP), the court denied SpaceXAI’s motion to transfer the action to the Northern District of Texas on the ground that the forum selection clause in the X terms of service was unconscionable, and also denied SpaceXAI’s motion to stay. In addition, certain subsidiaries are facing several individual user actions in the U.S. District Court for the Western District of Arkansas. These cases generally assert federal statutory claims, Arkansas statutory claims, and Arkansas common law claims including product liability, negligence, and invasion of privacy. These plaintiffs seek, among other things, compensatory, statutory and punitive damages, restitution, disgorgement, and injunctive relief. On October 2, 2026, the plaintiffs in the Western District of Arkansas actions moved the United States Judicial Panel for Multidistrict Litigation for consolidation of these and other allegedly similar actions in the Western District of Arkansas. The Mayor and City Council of Baltimore filed suit against X Corp., SpaceXAI, and the Company in the Baltimore City Circuit Court on March 24, 2026. The suit was subsequently removed to the U.S. District Court for the District of Maryland. Baltimore asserts claims under its Consumer Protection Ordinance and seeks statutory penalties and injunctive relief. Baltimore voluntarily dismissed the Company from the suit, and X Corp. and SpaceXAI have moved to dismiss the suit. Lastly, on October 19, 2026, the Office of the Attorney General of the Commonwealth of Virginia sent a notice of violation pursuant to Va. Code § 59.1-203 to SpaceX, SpaceXAI and X Corp., notifying the companies that it is contemplating bringing suit based on allegations that they misrepresented and omitted Grok’s propensity to generate nonconsensual explicit images and/or content representing women and/or children in sexualized contexts and the limits of related safeguards.
On April 14, 2026, the National Association for the Advancement of Colored People and the NAACP Mississippi State Conference (together, the “NAACP”) filed suit against X.AI Corp. and MZX Tech, LLC (together, the “SpaceXAI entities”) in the U.S. District Court for the Northern District of Mississippi, alleging that the mobile gas turbines powering the COLOSSUS II data center with the permission of the Mississippi Department of Environmental Quality are in violation of the Clean Air Act because they allegedly constitute stationary sources without the proper permits. On May 6, 2026, the NAACP filed a preliminary injunction motion seeking to enjoin the operation of the turbines, which the SpaceXAI entities opposed. The United States has moved to intervene to dismiss the action, and the State of Mississippi has filed an amicus brief opposing the NAACP’s preliminary injunction motion. On September 18, 2026, the United States appealed the District Court’s failure to rule on its intervention motion to the U.S. Court of Appeals for the Fifth Circuit, and on September 22, 2026, the United States asked the District Court to stay all proceedings in the case pending appeal. On October 19, 2026, the Fifth Circuit denied the appeal and stay as premature, and the district court granted the United States’ motion to intervene but declined to allow it to dismiss the case.
On May 14, 2026, SpaceXAI LLC was named in a putative class action filed in the U.S. District Court for the Northern District of California alleging that Grok.com utilized certain tracking technologies owned by Google, Meta, and TikTok in violation of the Electronic Communications Privacy Act, California’s Invasion of Privacy Act, the California Constitution, and common law. The complaint seeks certification as a class, injunctive relief, unspecified damages, attorneys’ fees, costs, and interest. On June 10, 2026, SpaceXAI LLC moved to transfer the action to the U.S. District Court for the Northern District of Texas. On August 10, 2026, SpaceXAI LLC moved to dismiss the complaint. On August 13, 2026, the court denied SpaceXAI LLC’s motion to transfer the action to the U.S. District Court for the Northern District of Texas. SpaceXAI LLC intends to defend itself vigorously in this action.
In August 2026, SpaceXAI LLC and affiliates CTC Property LLC and MZX Tech LLC (together, the “SpaceXAI companies”) filed a complaint in the U.S. District Court for the Western District of Tennessee against Darana Hybrid, Inc., Cuttell Motorsports, LLC (doing business as the International Hot Rod Association), and Darryl Cuttell (together, the “defendants”). A related action has been consolidated. The amended complaint, filed in September 2026, alleges breach of a master services agreement for construction of the plaintiffs’ super intelligence computing facilities in the Memphis area, together with fraud, conversion, unjust enrichment, and trademark claims, and seeks compensatory damages the SpaceXAI companies estimate at more than $500 million. The defendants dispute the claims, have moved to dismiss, and have asserted counterclaims and recorded construction liens seeking approximately $569 million for alleged unpaid work.
The Company has recorded an accrual of $350 million and $399 million for litigation losses that are probable and reasonably estimable in Accrued expenses and other current liabilities and Other liabilities on the consolidated balance sheet as of September 30, 2026 and December 31, 2025, respectively. For other matters, the Company is not currently able to estimate the reasonably possible loss or range of loss.
Note 17 - Related Party Transactions
The Company periodically does business with certain entities with which its CEO and directors are affiliated.
During the three and nine months ended September 30, 2026, the Company purchased $151 million and $480 million, respectively, of Megapack products from Tesla, Inc. (“Tesla”) recorded in Property, plant, and equipment, net in the consolidated balance sheets. As of December 31, 2025, the Company purchased $506 million of Megapack products and $131 million of Cybertrucks at manufacturer’s suggested retail price from Tesla, recorded in Property, plant, and equipment, net in the consolidated balance sheets.
CTC entered into various equipment lease agreements with Valor Equity Partners (“Valor”) for certain SI infrastructure hardware (“Valor Transactions”). The founder, CEO and Chief Investment Officer of Valor, Antonio Gracias, serves as one of the directors of the Company. The Valor Transactions were deemed to be a failed sale-leaseback transaction. As of September 30, 2026, the Company recorded debt of $2,181 million and $10,716 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheet, and $351 million and $864 million in Interest expense for the three and nine months ended September 30, 2026 in the Company’s consolidated statement of operations related to equipment lease agreements with Valor. As of December 31, 2025, the Company recorded debt of $455 million and $4,052 million within Debt and finance leases, current and Debt and finance leases, net of current, respectively, in the Company’s consolidated balance sheet related to equipment lease agreements with Valor. Refer to Note 9 - Debt for additional details. The related asset is recorded within Property, plant, and equipment, net in the Company’s consolidated balance sheets.
The Company holds certain equity interests in TBC, which are accounted for as an equity method investment. The Company is presumed to have a significant influence, but not control, over TBC given the Company’s CEO has a controlling voting interest in TBC. The Company elected the fair value option to measure its investment in TBC as the Company believes it provides a more relevant measure of the investment’s current economic value. The fair value is determined on a quarterly basis based on market observable inputs, such as financing transactions with unaffiliated third party investors. During the three months ended September 30, 2026, the Company had an unrealized gain of $561 million recorded in Other income (expense), net related to its investment in TBC following TBC’s completion of new round of financing in September 2026.
Other transactions with Tesla and other related parties during the nine months ended September 30, 2026 and 2025 were immaterial.
Note 18 - Segments
The Company’s Chief Executive Officer, as the Chief Operating Decision Maker (“CODM”), organizes the Company, manages resource allocations, and measures performance among three operating and reportable segments: (i) Space, (ii) Connectivity, and (iii) SI. The Company’s CODM assesses performance and allocates resources to operating segments based on segment income (loss) from operations by comparing actual income (loss) from operations to historical results and previously forecasted financial information. The Company’s CODM does not evaluate operating and reportable segments using asset or liability information.
The following tables present information as to revenues, significant segment expenses, and income (loss) from operations by the Company’s reportable segments:

	Three Months Ended September 30,
	2026
	Space	Connectivity	SI	Total Reportable Segments
Revenue	$1,767	$5,248	$7,560	$14,575
Costs and expenses
Cost of revenue	435	2,368	2,675	5,478
Research and development	1,225	188	3,183	4,596
Selling, general, and administrative	114	325	1,268	1,707
Restructuring charges	—	—	3	3
Total costs and expenses	1,774	2,881	7,129	11,784
Income (loss) from operations	(7)	2,367	431	2,791
Interest expense				(675)
Interest income				873
Other income, net				1,025
Income before income taxes				$4,014
Supplemental segment information
Depreciation and amortization	$185	$986	$2,473	$3,644
Share-based compensation(1)	$179	$146	$821	$1,146
Share-based compensation related to acquisitions	$—	$—	$1,217	$1,217
Capital expenditures	$1,606	$1,543	$16,444	$19,593
__________________
(1)Share-based compensation expense excludes share-based compensation related to equity awards granted in connection with acquisitions, which is separately presented

	Nine Months Ended September 30,
	2026
	Space	Connectivity	SI	Total Reportable Segments
Revenue	$3,348	$12,796	$10,939	$27,083
Costs and expenses
Cost of revenue	1,045	6,079	4,237	11,361
Research and development	3,231	687	7,740	11,658
Selling, general, and administrative	283	819	2,263	3,365
Restructuring charges (credits)	—	—	(6)	(6)
Total costs and expenses	4,559	7,585	14,234	26,378
Income (loss) from operations	(1,211)	5,211	(3,295)	705
Interest expense				(1,968)
Interest income				1,426
Other expense, net				(937)
Loss before income taxes				$(774)
Supplemental segment information
Depreciation and amortization	$509	$2,574	$5,851	$8,934
Share-based compensation(1)	$503	$398	$1,715	$2,616
Share-based compensation related to acquisitions	$—	$—	$1,217	$1,217
Capital expenditures	$3,832	$4,242	$39,995	$48,069
__________________
(1)Share-based compensation expense excludes share-based compensation related to equity awards granted in connection with acquisitions, which is separately presented

	Three Months Ended September 30,
	2025
	Space	Connectivity	SI	Total Reportable Segments
Revenue	$1,666	$3,097	$813	$5,576
Costs and expenses
Cost of revenue	477	1,657	571	2,705
Research and development	849	141	1,301	2,291
Selling, general, and administrative	81	109	385	575
Restructuring charges	—	—	278	278
Total costs and expenses	1,407	1,907	2,535	5,849
Income (loss) from operations	259	1,190	(1,722)	(273)
Interest expense				(514)
Interest income				155
Other income, net				140
Loss before income taxes				$(492)
Supplemental segment information
Depreciation and amortization	$264	$628	$922	$1,814
Share-based compensation	$151	$105	$94	$350
Capital expenditures	$1,113	$1,007	$4,760	$6,880

	Nine Months Ended September 30,
	2025
	Space	Connectivity	SI	Total Reportable Segments
Revenue	$3,277	$8,159	$2,278	$13,714
Costs and expenses
Cost of revenue	1,104	4,271	1,574	6,949
Research and development	2,069	406	3,331	5,806
Selling, general, and administrative	256	335	1,083	1,674
Restructuring charges	—	—	472	472
Impairment	29	—	—	29
Total costs and expenses	3,458	5,012	6,460	14,930
Income (loss) from operations	(181)	3,147	(4,182)	(1,216)
Interest expense				(1,372)
Interest income				370
Other income, net				342
Loss before income taxes				$(1,876)
Supplemental segment information
Depreciation and amortization	$572	$1,706	$2,506	$4,784
Share-based compensation	$383	$270	$391	$1,044
Impairment	$29	$—	$—	$29
Capital expenditures	$2,818	$2,951	$8,077	$13,846
Note 19 - Restructuring
In 2022, X, an indirect subsidiary of the Company (through the X Merger and subsequently, xAI Merger), initiated global employee workforce reductions, the effects of which continued into 2026. The charges and credits associated with the workforce reduction include cash severance expense and other termination benefits. Total charges (credits) of $3 million and $(6) million associated with the workforce reduction were recorded in Restructuring charges (credits) in the consolidated statements of operations for the three and nine months ended September 30, 2026, respectively, and $278 million and $472 million for the three and nine months ended September 30, 2025, respectively.
The following table is a summary of the changes in the restructuring liabilities for each period presented, included within Accrued expenses and other current liabilities and Other liabilities on the consolidated balance sheets:

Restructuring liabilities as of December 31, 2025	$443
Severance and other personnel costs	(9)
Cash payments	(187)
Other adjustments	3
Restructuring liabilities as of September 30, 2026	$250
Note 20 - Acquisitions
Cursor Merger
In April 2026, the Company entered into an option agreement (“Cursor Option Agreement”) providing the right, but not the obligation, to acquire Cursor. In June 2026, the Company exercised the call option and entered into the Cursor Merger Agreement to acquire Cursor. On August 14, 2026, the Cursor Merger was completed. The Cursor Merger is an extension of the Company’s strategy to vertically integrate compute infrastructure, SI models, and applications.
Concurrently with the Cursor Option Agreement, the Company entered into a compute agreement (“Cursor Compute Agreement”) where the Company would provide Cursor with certain GPU cluster compute capacity and the parties would collaborate to improve existing models, including Grok, and to jointly develop SI models and related model-specific deliverables or products. The Cursor Compute Agreement was terminated at the Closing Date of the Cursor Merger. The net amount attributable to this collaboration arrangement through the Closing Date was not material.

Purchase Consideration
Pursuant to the Cursor Merger Agreement, each share of Cursor's common stock and preferred stock outstanding immediately prior to the Closing Date was automatically converted into the right to receive shares of the Company's Class A common stock, plus cash in lieu of fractional shares, based on the Exchange Ratio of 9.7142. The Exchange Ratio was calculated based on an implied equity value of Cursor of $60 billion and VWAP of the Company's Class A common stock over the seven consecutive trading days immediately preceding the closing of the Cursor Merger of $128.65.
As part of the Cursor Merger Agreement, certain outstanding shares of Cursor common stock were converted to SpaceX equity awards with time-based vesting conditions in order to retain key talent, which are considered share-based compensation rather than purchase consideration under ASC 805, Business Combinations (“ASC 805”). In addition, any outstanding, unvested equity awards held by Cursor employees prior to the Cursor Merger were assumed and converted into equivalent SpaceX awards based on the Exchange Ratio. Refer to Note 14 - Share-based Compensation for additional details. The total value of these equity awards attributable to post-acquisition service as of the Closing Date is $23,376 million, subject to future forfeitures.
The following table summarizes the components of the aggregate purchase consideration paid to acquire Cursor:

SpaceX shares issued as purchase consideration	271
SpaceX share price on Closing Date	$141.29
Total equity consideration	$38,293
Replacement equity awards for Cursor’s equity awards(1)	4,181
Total aggregate purchase consideration	$42,474
__________________
(1)Represents the value of outstanding equity awards held by Cursor employees that were converted into replacement SpaceX awards. The fair value of replacement equity-based awards attributable to pre-acquisition service was recorded as part of the purchase consideration

Preliminary Purchase Price Allocation
The Company applied the acquisition method of accounting in accordance with ASC 805, and recognized assets acquired and liabilities assumed at their fair values as of the Closing Date, with the excess purchase consideration recorded to goodwill. Goodwill reflects the assembled workforce of Cursor as well as operating synergies that are expected to result from the Cursor Merger. All preliminary goodwill is not deductible for tax purposes.
The purchase price allocation is preliminary and subject to change. The Company is continuing to obtain information to complete its valuation of certain assets and liabilities, in addition to ensuring all other assets and liabilities and contingencies have been identified and recorded. The Company has estimated the preliminary fair value of assets acquired and liabilities assumed based on information currently available and will continue to adjust those estimates as additional information pertaining to events or circumstances present at the Closing Date becomes available during the measurement period. The Company will reflect measurement period adjustments, if any, in the period in which the adjustments occur, and the Company will finalize its accounting for the Cursor Merger within one year of the Closing Date.
The following table presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed, and a reconciliation to total consideration transferred.

Cash and cash equivalents	$461	Accounts payable	$2
Marketable securities	557	Deferred revenue, current	481
Accounts receivable	315	Accrued expenses and other current liabilities	414
Prepaid expenses and other current assets	161	Deferred tax liabilities	446
Intangible assets	5,300	Other liabilities	18
Other assets	395	Total Liabilities	$1,361
Total Assets	$7,189

		Fair value of net assets acquired	$5,828
		Goodwill	36,646
		Total Purchase Consideration	$42,474
The total value of goodwill from the Cursor Merger was allocated to the SI segment.

The following table presents a summary of intangible assets acquired and the useful life of these assets:

	Fair Value	Useful Life (years)
Existing technology	$4,400	4
Customer relationships	700	4
Brand	200	3
Total intangible assets acquired	$5,300
•Existing technology: Existing technology represents Cursor’s SI‑powered code editor sold to customers to help write, fix, and improve code. The preliminary fair value estimate of the existing technology was determined using the relief-from-royalty method. Key assumptions and other areas of judgments applied in the fair value measurement of the existing technology intangible asset include projected financial information, including projected revenue, obsolescence rate, royalty rate, discount rate used to present value future cash flows, economic useful life of assets, and tax rates, as relevant, that market participants would consider when estimating fair values.
•Customer relationships: The customer relationships primarily relate to Cursor’s established customer relationships with pre-existing customers that are expected to continue in the future. The preliminary fair value estimate of the customer relationships intangible asset was determined using the cost replacement method, which presumes that a market participant would pay no more for an asset than the amount for which the asset could be replaced in its current condition. Key assumptions and other areas of judgments applied in the fair value measurement of the customer relationships intangible asset include costs and time to replace the current customer relationships with new customers, obsolescence rate, developers’ profit, and entrepreneurial incentive, as relevant, that market participants would consider when estimating fair values.
•Brand: The preliminary fair value estimate of the brand intangible asset was determined using the relief-from-royalty method, which presumes the owner of the asset avoids hypothetical royalty payments that would need to be made for the use of the asset if the asset was not owned.
Results of Operations
The Company’s results of operations included $608 million of revenue attributable to Cursor from the Closing Date through September 30, 2026. It is impracticable to determine the effect on net income attributable to Cursor as the Cursor business was immediately integrated into the Company’s ongoing operations.
The Company incurred an immaterial amount of acquisition-related costs associated with the Cursor Merger during the three and nine months ended September 30, 2026.
Supplemental Unaudited Pro Forma Information
The following unaudited pro forma combined financial information presents the combined results of the Company and Cursor as if the Cursor Merger had been completed on January 1, 2025. The unaudited pro forma combined financial information was prepared in accordance with ASC 805 and includes adjustments for amortization of acquired intangible assets, share-based compensation expense adjustments, and transaction-related costs. Adjustments do not include costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined business.
These pro forma adjustments are based on available information as of the date hereof and upon assumptions that the Company believes are reasonable to reflect the impact of the Cursor Merger on the Company’s historical financial information on a supplemental pro forma basis. The unaudited pro forma combined financial information is presented for informational purposes and is not indicative of the results of operations that would have been achieved if the Cursor Merger had occurred on January 1, 2025, nor is it indicative of future results.
The following table presents the Company’s pro forma combined revenue and net income (loss) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$15,114	$5,801	$29,325	$14,130
Net income (loss)	$3,339	$(3,731)	$(7,273)	$(10,732)

Mesh Optical Merger
In May 2026, the Company entered into an Agreement and Plan of Merger with Mesh Optical Technologies Corporation (“Mesh Optical”) to acquire Mesh Optical (the “Mesh Optical Merger”). Mesh Optical designs and manufactures advanced optical devices, such as optical transceivers, to transmit data at high speeds across data centers. On July 6, 2026, the Company completed the Mesh Optical Merger for a total purchase consideration of $249 million in the Company’s Class A common stock. The Company recognized $158 million of goodwill from the Mesh Optical Merger related to the SI segment. The goodwill is not deductible for tax purposes. The results of operations for this acquisition were not material to the combined results of operations of the Company for the three and nine months ended September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended on June 12, 2026 in connection with our initial public offering (the “Prospectus”), and “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results or outcomes could differ materially from those discussed in the forward-looking statements. You should review the section titled “Forward-Looking Statements” in this Quarterly Report on Form 10-Q, as well as the section titled “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in the Prospectus for a discussion of factors that could cause actual results or outcomes to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q.
Overview
We design, manufacture, launch, and operate products and services built on cutting-edge technologies, including the world’s most advanced rockets and spacecraft. We safely and reliably transport astronauts, satellites, and other payloads on missions that benefit life on Earth.
We have three reportable segments in our vertically integrated innovation engine: Space, Connectivity, and SI (formerly known as AI). In our Space segment, we design, manufacture, and launch reusable rockets to provide high cadence, reliable, and affordable access to space at scale. In our Connectivity segment, we have over 11,100 Starlink broadband and mobile satellites in Low-Earth Orbit. Our worldwide high-speed, low-latency broadband data and communications network delivers connectivity to millions of consumer, enterprise, and government customers across 174 countries, territories, and other markets. In our SI segment, we operate a vertically integrated SI platform that includes (i) SI infrastructure solutions, (ii) frontier LLM Grok, (iii) SI-assisted software engineering platform Cursor, and (iv) real-time information, entertainment, and free speech platform X.
Acquisitions
Cursor Merger
On June 16, 2026, the Company entered into an Agreement and Plan of Merger (the "Cursor Merger Agreement") with Anysphere, Inc. ("Cursor") and X67 Inc., a wholly owned subsidiary of the Company ("Merger Sub"). On August 14, 2026 (the "Closing Date"), the Company completed the merger with Cursor (the "Cursor Merger"). The Cursor Merger is an extension of the Company’s strategy to vertically integrate compute infrastructure, SI models, and applications.
Pursuant to the Cursor Merger Agreement, Merger Sub merged with and into Cursor, with Cursor surviving the merger as a wholly owned subsidiary of the Company. At the Closing Date, each share of Cursor's common stock and preferred stock outstanding immediately prior to the Closing Date was automatically converted into the right to receive shares of the Company's Class A common stock, plus cash in lieu of fractional shares. The conversion was based on an implied equity value of Cursor of $60.0 billion and the volume-weighted average closing price of the Company's Class A common stock over the seven consecutive trading days immediately preceding the closing of the Cursor Merger (“Exchange Ratio”), resulting in a purchase consideration of $42.5 billion. As part of the Cursor Merger Agreement, certain outstanding shares of Cursor common stock were converted to SpaceX equity awards with time-based vesting conditions in order to retain key talent, which are considered share-based compensation rather than purchase consideration. In addition, any outstanding, unvested equity awards held by Cursor employees prior to the Cursor Merger were assumed and converted into equivalent SpaceX awards based on the Exchange Ratio. For additional information regarding the acquisition, refer to Note 20 - Acquisitions, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Evaluation of Potential Combination with Tesla, Inc.
As announced on our earnings call on October 20, 2026, our board of directors has formed a special committee to evaluate a potential combination between SpaceX and Tesla, Inc. ("Tesla"). The board of directors of Tesla has also formed a special committee. No determination by our special committee has been made regarding any potential combination, and any potential combination would be subject to further approval by our special committee, our board of directors and our controlling shareholder. There can be no assurance that any agreement will be reached or that any transaction will be consummated, and the special committee may determine not to proceed with recommending any transaction it does not believe to be in the best interests of our shareholders.

Key Business Metrics
We use the following key business metrics to help evaluate our business, measure our performance, identify trends, formulate business plans, and make strategic decisions.
Space
In our Space segment, we use mass to orbit and launches as key business metrics to measure our scale and throughput. Mass to orbit and launches generally grow more rapidly than Space segment revenue because these metrics include our internal constellation deployments from which we do not recognize inter-segment revenue.
Mass to Orbit: Mass to orbit is the total kilograms of payload that we deploy to orbit in a given period, and is a key indicator of SpaceX’s capacity and scalability that supports Space revenue and drives expansion across our Connectivity and SI segments. We calculate this metric by summing verified mass, including Starlink satellites, customer payloads, and development cargo, from all successful orbital and flight tests. This measure excludes failed or scrubbed attempts.

	Three Months Ended		Nine Months Ended
(in metric tons)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Mass to orbit(1)	476	525	1,517	1,627
of which, attributable to customer payloads	119	111	251	274
of which, attributable to internal payloads	358	415	1,266	1,353
__________________
(1)Amounts presented may not add up to the corresponding totals due to rounding.
Launches: Launches are a key measure of our operational scale, which in turn supports our revenue growth and mission to expand humanity’s presence in space. Launches in a period represent the sum of all successful orbital and flight tests across our rockets, including internal Starlink deployments, development tests, and launches for our third-party customers, and excluding any cancellations or scrubs that occurred in that period. We allocate a significant amount of launch capacity to our Connectivity segment, and expect to allocate a significant amount to our SI segment in the future. Our Space segment revenue only reflects our customer launches and customer activities.

	Three Months Ended		Nine Months Ended
(number)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Falcon launches(1)	33	43	110	124
of which, customer launches	12	15	29	36
of which, internal launches	21	28	81	88
Starship launches(1)	2	1	3	4
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
Connectivity
In our Connectivity segment, we view Starlink consumer subscribers and Starlink consumer ARPU as key business metrics to evaluate our growth and monetization.
Starlink Consumer Subscribers (previously referred to as Starlink Subscribers): We define a Starlink consumer subscriber as a unique service line that is directly assigned to a Starlink.com account registered to a person or entity that does not have a direct, negotiated agreement with the Starlink sales team. A service line is an individual instance of Starlink broadband internet service provisioned under a subscription plan, generally associated with a specific Starlink terminal or group of terminals, and billed according to Starlink’s service plans and terms of service. The number of service lines is distinct from the number of unique devices, account holders, end users or physical persons. An individual, household, or business may share a single service line among multiple end-users. Likewise, an individual, household, or business may maintain multiple service lines (e.g., both a residential service line and a separate roam service line, which would be defined as two separate service lines and therefore two Starlink consumer subscribers).
We use this measure to assess the adoption of Starlink as we expand within and across geographies and business segments. Starlink consumer subscribers includes both personal (e.g., residential and roam) and business (e.g., local priority and global priority)

subscription plans, but does not include managed enterprise and government customers with contracts in domains including aviation, maritime, land mobility, fixed sites, and government entities. We calculate Starlink consumer subscribers for a period as the number of unique service lines at the end of the period.

	As of
(in millions)	September 30, 2026	September 30, 2025
Starlink consumer subscribers	13.6	7.2
Starlink Consumer ARPU: We calculate consumer ARPU as service revenue generated from Starlink consumer subscribers during the period divided by (i) the average number of Starlink consumer subscribers during the period and by (ii) the number of months in the period.

	Three Months Ended		Nine Months Ended
(dollars per month)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Starlink consumer ARPU	$69	$83	$67	$84
SI
In our SI segment, we use nameplate compute as a key business metric to assess our ability to deploy, scale, and monetize compute capacity.
Nameplate Compute: We calculate nameplate compute for a period as the number of GPUs installed in our data centers at the end of the period multiplied by their respective all-in power. Nameplate compute reflects installed capacity and does not represent actual power consumption or utilization. It does not include power we install and use for our supporting infrastructure such as cooling systems, power distribution losses, lighting, security systems, or facility-level overhead.

	As of
(in gigawatts)	September 30, 2026	September 30, 2025
Nameplate compute	1.7	0.6
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
For launches of our Starlink satellites, the Company does not recognize any inter-segment revenue, rather those launch costs are capitalized in satellites in Property, plant, and equipment, net. We allocate a significant amount of launch capacity to our Connectivity segment, and expect to allocate a significant amount to our SI segment in the future. Our Space segment revenue only reflects our customer launches and customer activities.

Revenue from Launch Services recognized at point in time and revenue from Launch and Development recognized over time as a percentage of total Space segment revenue are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Launch Services	64.0%	60.0%	63.0%	62.7%
Launch & Development	36.0%	40.0%	37.0%	37.3%
Space	100.0%	100.0%	100.0%	100.0%
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
SI
Revenue - SI
SI segment generates revenue from (i) the sale of ad products displayed on its X platform, and (ii) providing SI solutions and infrastructure, which includes subscription-related offerings for Grok, Cursor, and X products, data licensing arrangements, and API access to Grok models, as well as the sale of cloud services. Advertising services and certain SI solutions, including subscriptions, are offered to consumer and enterprise customers.
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
Revenue for SI solutions and infrastructure includes: (i) revenue from consumer subscriptions and enterprise plans for Grok, Cursor, and X, which is recognized ratably over the period of the subscription term (ranging from month-to-month to one year) or as services are consumed for usage based arrangements, including on-demand usage in excess of included or pre-committed amounts in the arrangement, (ii) data licensing revenue which is generally recognized ratably over the period (from month-to-month to two years) in which the Company provides data as the customer consumes and benefits from the use of the licensed data, (iii) revenue from providing API access to Grok models recognized ratably over the contract term (typically month-to-month or up to one year) for stand-ready access or as services are consumed for usage based arrangements, and (iv) revenue from cloud services based on a fixed monthly services fee which is recognized ratably over the contract term (typically three years and terminable by either party upon 90 days’ notice).
Expenses - SI
Cost of Revenue
SI segment’s cost of revenue includes infrastructure costs, revenue share expenses, payment processor fees, payments to creators, amortization of acquired intangible assets, and allocated labor and overhead costs. Infrastructure costs consist primarily of depreciation of servers and networking equipment, costs related to data center facilities, including lease and hosting costs, related support, maintenance, energy, and bandwidth costs, public cloud hosting costs, and employee compensation costs (including salaries, benefits, and share-based compensation) for our operations teams.
Research and Development
SI segment’s R&D expenses mainly relate to the training of Grok, our leading frontier model, development, build, and testing of our next-generation SI-enabled products and data center costs to train SI-enabled products. These costs include cloud computing expenses, employee compensation expenses (including salaries, benefits, and share-based compensation), power generation costs, and depreciation of data center assets, including processors, equipment lease expenses, and networking equipment. We expect SI segment R&D expenses to increase due to share-based compensation expense related to equity awards granted in connection with our acquisitions, including the Cursor Merger.
Selling, General, and Administrative
SI segment’s SG&A expenses consist primarily of employee compensation expenses (including salaries, benefits, and share-based compensation) for our sales, sales support, marketing, finance, legal, information technology, human resources and other administrative employees. In addition, SG&A expenses include fees and costs for professional services, including consulting, content moderation, third-party legal and accounting services and facilities costs and other supporting overhead costs that are not allocated to other departments. We expect SI segment’s SG&A expenses to increase due to share-based compensation expense related to equity awards granted in connection with our acquisitions, including the Cursor Merger.
Restructuring Charges
SI restructuring charges are the result of the acquisition of Twitter in October 2022 by X Holdings. The charges include workforce restructuring for former Twitter employees, as well as impairment and early termination penalties as a result of consolidation of Twitter’s various office leases.
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
Other Income (Expense), Net
Other income (expense), net consists of gain or loss on digital assets, gain or loss on foreign currency transactions, gain or loss on our equity investments, and loss on extinguishment of debt.
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

Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
Consolidated Results of Operations
The following table sets forth our consolidated financial statements data for the periods indicated:

	Three Months Ended September 30,		2026 vs. 2025 Change		Nine Months Ended September 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$14,575	$5,576	$8,999	161.4%	$27,083	$13,714	$13,369	97.5%
Costs and expenses
Cost of revenue	5,478	2,705	2,773	102.5%	11,361	6,949	4,412	63.5%
Research and development	4,596	2,291	2,305	100.6%	11,658	5,806	5,852	100.8%
Selling, general, and administrative	1,707	575	1,132	196.9%	3,365	1,674	1,691	101.0%
Restructuring charges (credits)	3	278	(275)	(98.9)%	(6)	472	(478)	NM
Impairment	—	—	—	NM	—	29	(29)	NM
Total costs and expenses	11,784	5,849	5,935	101.5%	26,378	14,930	11,448	76.7%
Income (loss) from operations	2,791	(273)	3,064	NM	705	(1,216)	1,921	NM
Interest expense	(675)	(514)	(161)	31.3%	(1,968)	(1,372)	(596)	43.4%
Interest income	873	155	718	463.2%	1,426	370	1,056	285.4%
Other income (expense), net	1,025	140	885	632.1%	(937)	342	(1,279)	NM
Income (loss) before income taxes	4,014	(492)	4,506	NM	(774)	(1,876)	1,102	(58.7)%
Provision for (benefit from) income taxes	(390)	562	(952)	NM	(361)	714	(1,075)	NM
Net income (loss)	$4,404	$(1,054)	$5,458	NM	$(413)	$(2,590)	$2,177	(84.1)%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended September 30, 2026 increased by $8,999 million, or 161.4%, compared to the three months ended September 30, 2025. This increase was due to an increase in revenue from our SI segment of $6,747 million primarily from the SI infrastructure contracts and additional revenue recognized from Cursor following our acquisition, an increase in revenue from our Connectivity segment of $2,151 million as our Starlink consumer subscribers and enterprise and government customer base continued to grow, as well as an increase in revenue from our Space segment of $101 million primarily driven by a favorable customer mix.
Revenue for the nine months ended September 30, 2026 increased by $13,369 million, or 97.5%, compared to the nine months ended September 30, 2025. The increase was driven by an increase in revenue from our SI segment of $8,661 million primarily from the SI infrastructure contracts and additional revenue recognized from Cursor following our acquisition, and an increase in revenue from our Connectivity segment of $4,637 million as our Starlink consumer subscribers and enterprise and government customer base continued to grow.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2026 increased by $2,773 million, or 102.5%, compared to the three months ended September 30, 2025. This increase was due to a $2,104 million increase in costs in our SI segment primarily due to an increase in infrastructure costs allocated to cost of revenue due to new SI infrastructure revenue contracts and an increase in amortization expense from the intangible assets acquired in the Cursor Merger, an increase in costs in our Connectivity segment of $711 million driven primarily by an increase in depreciation related to the number of satellites placed into orbit and a higher volume of Starlink Kits delivered to customers as our Connectivity revenue grew, partially offset by a decrease in our Space segment of $42 million due to fewer customer launches.
Cost of revenue for the nine months ended September 30, 2026 increased by $4,412 million, or 63.5%, compared to the nine months ended September 30, 2025. This increase was driven by a $2,663 million increase in costs in our SI segment primarily due to an increase in infrastructure costs allocated to cost of revenue due to new SI infrastructure revenue contracts and an increase in amortization expense from the intangible assets acquired in the Cursor Merger, an increase in costs in our Connectivity segment of $1,808 million driven primarily by an increase in depreciation related to the number of satellites placed into orbit and a higher volume of Starlink Kits delivered to customers as our Connectivity revenue grew, partially offset by a decrease in our Space segment of $59 million due to fewer customer launches.
Research and Development
Research and development expense for the three months ended September 30, 2026 increased by $2,305 million, or 100.6%, compared to the three months ended September 30, 2025. This increase was primarily due to higher costs in our SI segment of $1,882 million driven by an increase in share-based compensation expense related to replacement equity awards granted as part of our acquisitions, including the Cursor Merger, and higher infrastructure and cloud computing costs as our investment in data center infrastructure expands, and higher costs from our Space segment of $376 million driven by increased investment in our Starship vehicle and related facilities.
Research and development expense for the nine months ended September 30, 2026 increased by $5,852 million, or 100.8%, compared to the nine months ended September 30, 2025. This increase was primarily due to higher costs in our SI segment of $4,409 million driven by an increase in share-based compensation expense related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, and higher infrastructure and cloud computing costs as a result of our SI data center expansions, and higher costs from our Space segment of $1,162 million driven by increased investment in our Starship vehicle and related facilities.
Selling, General, and Administrative
Selling, general, and administrative expense for the three months ended September 30, 2026 increased by $1,132 million, or 196.9%, compared to the three months ended September 30, 2025. This increase was due to higher costs for our SI segment of $883 million primarily driven by higher overall employee compensation expenses, including share-based compensation expense related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, and an increase in costs for our Connectivity segment of $216 million primarily driven by an increase in marketing costs.
Selling, general, and administrative expense for the nine months ended September 30, 2026 increased by $1,691 million, or 101.0%, compared to the nine months ended September 30, 2025. This increase was due to higher costs for our SI segment of $1,180 million primarily driven by higher overall employee compensation expenses, including share-based compensation expense related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, and higher costs of $484 million in our Connectivity segment primarily driven by marketing costs.
Restructuring Charges (Credits)
Restructuring charges (credits) for the three and nine months ended September 30, 2026 decreased by $275 million and $478 million, respectively, compared to the corresponding prior year periods primarily due to a change in estimated settlement amounts in 2025 for former Twitter employees as part of the workforce reduction program implemented in 2022.
Income (Loss) from Operations
Income from operations for the three months ended September 30, 2026 increased by $3,064 million compared to the three months ended September 30, 2025, and income from operations for the nine months ended September 30, 2026 increased by $1,921 million compared to the nine months ended September 30, 2025 driven by the factors described above.
Interest Expense
Interest expense for the three and nine months ended September 30, 2026 increased by $161 million, or 31.3%, and $596 million, or 43.4%, respectively, compared to the three and nine months ended September 30, 2025. This increase was primarily due to additional debt raised by the Company and by xAI prior to its merger with the Company, and other financing arrangements entered into during the last quarter of 2025 and nine months ended September 30, 2026 by our SI segment.
Interest Income
Interest income for the three and nine months ended September 30, 2026 increased by $718 million, or 463.2%, and $1,056 million, or 285.4%, respectively, compared to the prior periods primarily due to an increase in interest income earned from cash equivalents and marketable securities following the deployment of proceeds from the IPO and the SpaceX Notes issuance at the end of June 2026.
Other Income (Expense), Net
Other income (expense), net for the three months ended September 30, 2026 increased by $885 million compared to the three months ended September 30, 2025. This increase was primarily due to unrealized gain on investments in unconsolidated affiliates and gain on digital assets.

Other income (expense), net for the nine months ended September 30, 2026 decreased by $1,279 million compared to the nine months ended September 30, 2025. This decrease was primarily due to the loss on extinguishment of debt and an unfavorable change in unrealized loss on digital assets, partially offset by unrealized gain on investments in unconsolidated affiliates .
Provision for (Benefit from) Income Taxes
Provision for income taxes for the three and nine months ended September 30, 2026 decreased by $952 million and $1,075 million, respectively, compared to the prior periods primarily due to a partial release in valuation allowance related to deferred tax liabilities recognized in connection with the acquisitions during 2026.
Based on the Company’s current and anticipated future earnings, the Company believes there is a reasonable possibility that sufficient positive evidence may become available in the foreseeable future to support the release of a significant portion of the valuation allowance on its U.S. deferred tax assets. A release would result in the recognition of certain deferred tax assets and a material income tax benefit in the period of release. The timing and amount of any such release are subject to the Company’s actual operating results and ongoing assessment of available evidence.
Net Income (Loss)
Net income for the three months ended September 30, 2026 increased by $5,458 million compared to the three months ended September 30, 2025, and net loss for the nine months ended September 30, 2026 decreased by $2,177 million, or 84.1%, compared to the nine months ended September 30, 2025 driven by the factors described above.
Segment Results
Space

	Three Months Ended September 30,		2026 vs. 2025 Change		Nine Months Ended September 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$1,767	$1,666	$101	6.1%	$3,348	$3,277	$71	2.2%
Costs and expenses
Cost of revenue	435	477	(42)	(8.8)%	1,045	1,104	(59)	(5.3)%
Research and development	1,225	849	376	44.3%	3,231	2,069	1,162	56.2%
Selling, general, and administrative	114	81	33	40.7%	283	256	27	10.5%
Impairment	—	—	—	NM	—	29	(29)	NM
Total costs and expenses	$1,774	$1,407	$367	26.1%	$4,559	$3,458	$1,101	31.8%
Income (loss) from operations	$(7)	$259	$(266)	NM	$(1,211)	$(181)	$(1,030)	569.1%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended September 30, 2026 increased by $101 million, or 6.1%, compared to the three months ended September 30, 2025. This increase was primarily driven by an increase in Launch Services revenue of $130 million due to a favorable customer mix shift despite the decrease in customer launches. This was partially offset by a decrease in Launch and Development revenue of $29 million primarily due to timing of work performed on government contracts.
Revenue for the nine months ended September 30, 2026 increased by $71 million, or 2.2%, compared to the nine months ended September 30, 2025. This increase was primarily driven by an increase in Launch Services revenue of $52 million due to a favorable customer mix shift despite the decrease in customer launches and an increase in Launch and Development revenue of $19 million primarily due to timing of work performed on government contracts.
Cost of Revenue
Cost of revenue for the three and nine months ended September 30, 2026 decreased by $42 million, or 8.8%, and $59 million, or 5.3%, respectively, compared to the three and nine months ended September 30, 2025. This decrease was primarily driven by a decrease in customer launches, partially offset by an increase in production related costs.

Research and Development
Research and development for the three months ended September 30, 2026 increased by $376 million, or 44.3%, compared to the three months ended September 30, 2025. This increase was primarily driven by higher production and engineering costs of $313 million and higher launch and test costs of $63 million to support continued development of the Starship vehicle.
Research and development for the nine months ended September 30, 2026 increased by $1,162 million, or 56.2%, compared to the nine months ended September 30, 2025. This increase was primarily driven by higher production and engineering costs of $964 million and higher launch and test costs of $198 million to support continued development of the Starship vehicle.
Selling, General, and Administrative
Selling, general, and administrative for the three and nine months ended September 30, 2026 increased by $33 million, or 40.7%, and $27 million, or 10.5%, respectively, compared to the three and nine months ended September 30, 2025. This increase was primarily due to higher allocated general corporate and administrative overhead costs.
Income (Loss) from Operations
Space loss from operations for the three and nine months ended September 30, 2026 increased by $266 million and $1,030 million, respectively, compared to the prior periods driven by the factors described above.
Connectivity

	Three Months Ended September 30,		2026 vs. 2025 Change		Nine Months Ended September 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$5,248	$3,097	$2,151	69.5%	$12,796	$8,159	$4,637	56.8%
Costs and expenses
Cost of revenue	2,368	1,657	711	42.9%	6,079	4,271	1,808	42.3%
Research and development	188	141	47	33.3%	687	406	281	69.2%
Selling, general, and administrative	325	109	216	198.2%	819	335	484	144.5%
Total costs and expenses	$2,881	$1,907	$974	51.1%	$7,585	$5,012	$2,573	51.3%
Income from operations	$2,367	$1,190	$1,177	98.9%	$5,211	$3,147	$2,064	65.6%
Revenue
Revenue for the three months ended September 30, 2026 increased by $2,151 million, or 69.5%, compared to the three months ended September 30, 2025. This increase was primarily due to an increase of $1,135 million in revenue from our consumer subscribers, driven by 88.9% growth in Starlink consumer subscribers and a 16.9% decline in Starlink consumer ARPU as we expanded internationally and added lower-priced service plans, as well as an increase of $1,016 million in our enterprise and government business, primarily driven by additional aircraft activations.
Revenue for the nine months ended September 30, 2026 increased by $4,637 million, or 56.8%, compared to the nine months ended September 30, 2025. This increase was primarily due to an increase of $2,556 million in revenue from our consumer subscribers, driven by 88.9% growth in Starlink consumer subscribers and a 20.2% decline in Starlink consumer ARPU as we expanded internationally and added lower-priced service plans, as well as an increase of $2,081 million in our aviation, maritime, and other enterprise and government businesses.
Cost of Revenue
Cost of revenue for the three months ended September 30, 2026 increased by $711 million, or 42.9%, compared to the three months ended September 30, 2025. This increase was due to (i) higher volume of Starlink Kits delivered to customers of $222 million to support our Connectivity revenue growth, (ii) higher operating expenses of $212 million mainly driven by customer support and installation costs of $48 million, warranty costs of $40 million, and ground operating costs of $31 million, and (iii) higher depreciation of $160 million primarily from capitalized launch and satellite costs.
Cost of revenue for the nine months ended September 30, 2026 increased by $1,808 million, or 42.3%, compared to the nine months ended September 30, 2025. This increase was due to (i) higher depreciation of $565 million primarily from capitalized launch and satellite costs, (ii) higher volume of Starlink Kits delivered to customers of $539 million to support our Connectivity revenue growth, and (iii) higher operating expenses of $507 million mainly driven by customer support and installation costs of $137 million, ground operating costs of $119 million, and payment processor fees of $57 million.
Research and Development
Research and development for the three months ended September 30, 2026 increased by $47 million, or 33.3%, compared to the three months ended September 30, 2025. This increase was primarily due to increased spend on Starlink Kits of $16 million, ground equipment of $10 million, and our next-generation development of satellites of $7 million.
Research and development for the nine months ended September 30, 2026 increased by $281 million, or 69.2%, compared to the nine months ended September 30, 2025. This increase was primarily due to increased spend on our next-generation development of satellites of $131 million, ground equipment of $51 million, and Starlink Kits of $40 million.
Selling, General, and Administrative
Selling, general, and administrative for the three months ended September 30, 2026 increased by $216 million, or 198.2%, compared to the three months ended September 30, 2025. This increase was primarily driven by higher marketing costs of $119 million, higher bad debt expense of $36 million, and higher international expansion costs of $16 million.
Selling, general, and administrative for the nine months ended September 30, 2026 increased by $484 million, or 144.5%, compared to the nine months ended September 30, 2025. This increase was primarily driven by higher marketing costs of $310 million, higher international expansion costs of $43 million, and higher sales and property taxes of $32 million.
Income from Operations
Connectivity income from operations for the three and nine months ended September 30, 2026 increased by $1,177 million, or 98.9%, and $2,064 million, or 65.6%, respectively, compared to the prior periods driven by the factors described above.
SI

	Three Months Ended September 30,		2026 vs. 2025 Change		Nine Months Ended September 30,		2026 vs. 2025 Change
(in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenue	$7,560	$813	$6,747	829.9%	$10,939	$2,278	$8,661	380.2%
Costs and expenses
Cost of revenue	2,675	571	2,104	368.5%	4,237	1,574	2,663	169.2%
Research and development	3,183	1,301	1,882	144.7%	7,740	3,331	4,409	132.4%
Selling, general, and administrative	1,268	385	883	229.4%	2,263	1,083	1,180	109.0%
Restructuring charges (credits)	3	278	(275)	(98.9)%	(6)	472	(478)	NM
Total costs and expenses	$7,129	$2,535	$4,594	181.2%	$14,234	$6,460	$7,774	120.3%
Income (loss) from operations	$431	$(1,722)	$2,153	NM	$(3,295)	$(4,182)	$887	(21.2)%
_________________
NM — Absolute percentage comparisons from positive to negative values or to zero values are considered not meaningful.
Revenue
Revenue for the three months ended September 30, 2026 increased by $6,747 million, or 829.9%, compared to the three months ended September 30, 2025 due to the increase in SI solutions and infrastructure revenue of $6,663 million and an increase in advertising revenue of $84 million. The increase in SI solutions and infrastructure was primarily due to an increase in revenue from offering cloud services to customers for the full period and signing additional contracts during the period, $608 million of revenue from Cursor following our acquisition in mid-August 2026, and an increase in Grok and X subscription revenue. The increase in advertising revenue was primarily driven by growth in self-serve advertising and higher demand from financial services, technology, and gaming advertisers.
Revenue for the nine months ended September 30, 2026 increased by $8,661 million, or 380.2%, compared to the nine months ended September 30, 2025 due to the increase in SI solutions and infrastructure revenue of $8,736 million, partially offset by decrease in advertising revenue of $75 million. The increase in SI solutions and infrastructure was primarily due to an increase in SI infrastructure revenue as we began to offer cloud services to customers during the second quarter of 2026, $608 million of revenue from Cursor following our acquisition in August 2026, and an increase in Grok and X subscription revenue. The decrease in advertising revenue was due to the Company’s transition to a new advertising platform which impacted ad sales for a short period of time.

Cost of Revenue
Cost of revenue for the three months ended September 30, 2026 increased by $2,104 million, or 368.5%, compared to the three months ended September 30, 2025. This increase was primarily driven by an increase in infrastructure and cloud computing costs of $1,847 million due to more compute costs being allocated to cost of revenue as our SI infrastructure revenue increased and additional costs from Cursor following the Cursor Merger, an increase in amortization expense of $143 million from the intangible assets acquired in the Cursor Merger, and an increase in payment processor fees of $49 million.
Cost of revenue for the nine months ended September 30, 2026 increased by $2,663 million, or 169.2%, compared to the nine months ended September 30, 2025. This increase was primarily driven by an increase in infrastructure and cloud computing costs of $2,233 million due to more costs being allocated to cost of revenue as our SI infrastructure revenue increased and additional costs from Cursor following the Cursor Merger, an increase in revenue share and content creator fees of $151 million, an increase in amortization expense of intangible assets of $143 million following the Cursor Merger, and an increase in payment processor fees of $104 million, partially offset by a decrease in overall employee compensation expenses (including salaries, benefits, and share-based compensation) of $21 million.
Research and Development
Research and development for the three months ended September 30, 2026 increased by $1,882 million, or 144.7%, compared to the three months ended September 30, 2025. This increase was primarily due to an increase in share-based compensation expense of $1,022 million related to replacement equity awards granted as part of our acquisitions including the Cursor Merger and higher infrastructure and cloud computing costs of $350 million.
Research and development for the nine months ended September 30, 2026 increased by $4,409 million, or 132.4%, compared to the nine months ended September 30, 2025. This increase was primarily due to higher infrastructure and cloud computing costs of $2,092 million, an increase in share-based compensation expense of $1,022 million related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, and higher overall employee compensation expenses (including salaries, benefits, and share-based compensation) of $685 million associated with the continued build out of our compute infrastructure.
Selling, General, and Administrative
Selling, general, and administrative for the three months ended September 30, 2026 increased by $883 million, or 229.4%, compared to the three months ended September 30, 2025. This increase was primarily due to higher overall employee compensation expenses (including salaries, benefits, and share-based compensation) of $597 million as we continue to expand our SI business, an increase in share-based compensation expense of $189 million related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, an increase in marketing costs of $47 million, and an increase in amortization expense of intangible assets of $32 million following the Cursor Merger.
Selling, general, and administrative for the nine months ended September 30, 2026 increased by $1,180 million, or 109.0%, compared to the nine months ended September 30, 2025. This increase was primarily due to higher overall employee compensation expenses (including salaries, benefits, and share-based compensation) of $889 million as we continue to expand our SI business, an increase in share-based compensation expense of $189 million related to replacement equity awards granted as part of our acquisitions including the Cursor Merger, an increase in marketing costs of $51 million, and an increase in amortization expense of intangible assets of $32 million following the Cursor Merger.
Restructuring Charges (Credits)
Restructuring charges (credits) for the three and nine months ended September 30, 2026 decreased by $275 million and $478 million, respectively, compared to the prior periods. This decrease was primarily due to a change in estimated settlement amounts in 2025 for former Twitter employees as part of the workforce reduction program implemented in 2022.
Income (Loss) from Operations
SI income from operations for the three months ended September 30, 2026 increased by $2,153 million compared to the three months ended September 30, 2025 driven by the factors described above.
SI loss from operations for the nine months ended September 30, 2026 decreased by $887 million, or 21.2%, compared to the nine months ended September 30, 2025 driven by the factors described above.

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
Adjusted EBITDA is defined as net income (loss) excluding (i) depreciation and amortization, (ii) share-based compensation, (iii) share-based compensation related to equity awards granted in connection with our acquisitions, (iv) acquisition-related costs which include direct transaction costs related to legal, regulatory, and other professional services fees, (v) restructuring charges, (vi) impairments, (vii) interest expense, (viii) interest income, (ix) other income (expense), net and (x) provision for (benefit from) income taxes.
Segment Adjusted EBITDA is defined as segment income (loss) from operations excluding (i) depreciation and amortization, (ii) share-based compensation, (iii) share-based compensation related to equity awards granted in connection with our acquisitions, (iv) acquisition-related costs which include direct transaction costs related to legal, regulatory, and other professional services fees, (v) restructuring charges, and (vi) impairments.
Adjusted EBITDA and Segment Adjusted EBITDA are key performance measures that our management uses to assess our financial performance as well as for internal planning and forecasting purposes. We consider Adjusted EBITDA and Segment Adjusted EBITDA to be meaningful performance measures for investors to evaluate our operating performance and to compare the financial results between periods.
The following table sets forth a reconciliation of Net income (loss), the most directly comparable GAAP measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income (loss)	$4,404	$(1,054)	$(413)	$(2,590)
Add (deduct):
Depreciation and amortization	3,644	1,814	8,934	4,784
Share-based compensation(1)	1,146	350	2,616	1,044
Share-based compensation related to acquisitions	1,217	—	1,217	—
Acquisition-related costs	8	—	8	—
Restructuring charges (credits)	3	278	(6)	472
Impairments	—	—	—	29
Interest expense	675	514	1,968	1,372
Interest income	(873)	(155)	(1,426)	(370)
Other (income) expense, net	(1,025)	(140)	937	(342)
Provision for (benefit from) income taxes	(390)	562	(361)	714
Adjusted EBITDA	$8,809	$2,169	$13,474	$5,113
__________________
(1)Share-based compensation expense excludes share-based compensation related to equity awards granted in connection with acquisitions, which is separately presented

The following table sets forth a reconciliation of Income (loss) from operations for each segment, the most directly comparable GAAP measure, to Segment Adjusted EBITDA:

	Three Months Ended September 30,
	2026
(in millions)	Space	Connectivity	SI	Total Reportable Segments
Income (loss) from operations	$(7)	$2,367	$431	$2,791
Add:
Depreciation and amortization	185	986	2,473	3,644
Share-based compensation(1)	179	146	821	1,146
Share-based compensation related to acquisitions	—	—	1,217	1,217
Acquisition-related costs	—	—	8	8
Restructuring charges	—	—	3	3
Segment Adjusted EBITDA	$357	$3,499	$4,953	$8,809
__________________
(1)Share-based compensation expense excludes share-based compensation related to equity awards granted in connection with acquisitions, which is separately presented

	Nine Months Ended September 30,
	2026
(in millions)	Space	Connectivity	SI	Total Reportable Segments
Income (loss) from operations	$(1,211)	$5,211	$(3,295)	$705
Add:
Depreciation and amortization	509	2,574	5,851	8,934
Share-based compensation(1)	503	398	1,715	2,616
Share-based compensation related to acquisitions	—	—	1,217	1,217
Acquisition-related costs	—	—	8	8
Restructuring charges (credits)	—	—	(6)	(6)
Segment Adjusted EBITDA	$(199)	$8,183	$5,490	$13,474
__________________
(1)Share-based compensation expense excludes share-based compensation related to equity awards granted in connection with acquisitions, which is separately presented

	Three Months Ended September 30,
	2025
(in millions)	Space	Connectivity	SI	Total Reportable Segments
Income (loss) from operations	259	1,190	(1,722)	(273)
Add:
Depreciation and amortization	264	628	922	1,814
Share-based compensation	151	105	94	350
Restructuring charges	—	—	278	278
Segment Adjusted EBITDA	674	1,923	(428)	2,169

	Nine Months Ended September 30,
	2025
(in millions)	Space	Connectivity	SI	Total Reportable Segments
Income (loss) from operations	(181)	3,147	(4,182)	(1,216)
Add:
Depreciation and amortization	572	1,706	2,506	4,784
Share-based compensation	383	270	391	1,044
Restructuring charges	—	—	472	472
Impairment	29	—	—	29
Segment Adjusted EBITDA	803	5,123	(813)	5,113
Liquidity and Capital Resources
We believe that our existing sources of liquidity and other financing activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. As of September 30, 2026, our primary sources of liquidity consisted of our cash flows from operations, total cash and cash equivalents of $51,294 million, and short-term marketable securities of $38,561 million, as supplemented by $5,000 million available to borrow under the SpaceX Credit Facility and $250 million available to borrow under the xAI Revolving Line of Credit.
We continually evaluate our liquidity and capital resources in connection with, among other things, our increased investments in SI infrastructure and initiatives, as well as the continued development of our Starship vehicle and related facilities. From time to time, we may seek to raise additional capital through debt or other financing arrangements to fund the rapid growth of our business. Our future capital needs may vary significantly based on the pace and scale of such growth initiatives, and could be affected by, among other things, changes in market conditions, technology requirements, or competitive dynamics. Additionally, we may, from time to time, consider acquiring or investing in complementary businesses, products, services, capital infrastructure, and technologies, which could affect our liquidity requirements or cause us to seek additional financing. There can be no assurance that additional financing will be available in amounts or on terms acceptable to us, if at all. In addition, economic conditions and actions by policymaking bodies may contribute to fluctuations in interest rates and significant capital markets volatility, which, together with any increases in our borrowing levels, could increase our future borrowing costs. Any projections of future cash needs and cash flows are subject to substantial uncertainty and may depend on many factors, including, without limitation, those set forth in the section entitled "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 and in the Prospectus.
Debt Agreements
As of September 30, 2026, we and our subsidiaries had outstanding $38,006 million in aggregate principal amount of indebtedness and no material debt principal payments are due until July 15, 2031 under SpaceX Notes. For details regarding our indebtedness, refer to Note 9 - Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
SpaceX Notes
In June 2026, SpaceX issued senior unsecured notes with The Bank of New York Mellon Trust Company, N.A, as trustee, in an aggregate principal amount of $25,000 million (“SpaceX Notes”). The SpaceX Notes have five tranches maturing on July 15, 2031, July 15, 2033, July 15, 2036, July 15, 2046, and July 15, 2056 with a weighted-average maturity of 11.7 years. SpaceX Notes are unsecured obligations of the Company and rank equally in right of payment with all existing and future unsubordinated indebtedness, liabilities and other obligations of the Company. The proceeds of the SpaceX Notes were used to repay the SpaceX Bridge Loan (as defined and described in Note 9, Debt of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) in full and to pay related fees and expenses. The remaining proceeds were used for general corporate purposes.
The SpaceX Notes bear annual coupon interests between 5.350% and 6.650% with a weighted-average coupon interest rate of 5.855%. Interest is payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2027.
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
SpaceX Credit Facility
In February 2025, SpaceX entered into a five-year senior unsecured revolving credit agreement with a syndicate of banks, under which the Company may borrow up to $1,500 million (“SpaceX Credit Facility”). The SpaceX Credit Facility is subject to certain customary representations, warranties, covenants, and events of default, including a maximum financial covenant requiring the Company to maintain a Consolidated Leverage Ratio (as defined in the SpaceX Credit Facility) of no greater than 3.75 to 1.0 as of the end of each fiscal quarter (subject to temporary increases to 4.25 to 1.0 following certain qualified acquisitions) and other customary reporting requirements. The SpaceX Credit Facility also includes sublimits of up to $150 million for financial letters of credit and up to $1,000 million for performance letters of credit. The SpaceX Credit Facility was scheduled to terminate, and for all outstanding loans to become due and payable, on February 7, 2030. As of September 30, 2026, no amounts were outstanding under the SpaceX Credit Facility.
Borrowings under the SpaceX Credit Facility bear interest, at the Company’s option, at a rate per annum equal to (i) a forward-looking term rate based on SOFR (“Term SOFR”) plus an applicable margin ranging from 0.75% and 1.25% (depending on the Company’s debt rating), or (ii) a base rate equal to the highest of (a) Federal Funds Rate plus 0.5%, (b) the Prime Rate, (c) Term SOFR plus 1.00%, and (d) 1.00% plus an applicable margin ranging from 0.0% and 0.25% (depending on the Company’s debt rating). The Company may also borrow in various alternative currencies, with interest calculated at rates based on SONIA for Pound Sterling-denominated loans and EURIBOR for Euro-denominated loans, plus an applicable margin. In addition, the Company pays a commitment fee on the unused portion of the SpaceX Credit Facility, which ranges from 0.07% (amended to 0.06% under the Amended SpaceX Credit Facility described below) to 0.11% per annum based on the Company’s debt rating. As of September 30, 2026, the Company was in compliance with all covenants under the SpaceX Credit Facility.
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
We did not have any material changes in our material cash commitments during the three months ended September 30, 2026 other than activities in the ordinary course of business and as noted below. For additional information about our material cash commitments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Material Cash Commitments” in our Prospectus and Note 16 - Commitments and Contingencies of our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
In connection with the Spectrum License Purchase Agreement, the Company and the Trust entered into a credit agreement (the “Spectrum Credit Agreement”), pursuant to which the Company has agreed upon the Spectrum Transfer Closing, to make payments to the Trust (via loans which are contemplated to be forgiven at six-month intervals), for the Trust to make payments on EchoStar’s debt (interest only) through at least November 30, 2027, but in no event later than November 30, 2028. Although these payments are structured as loans from the Company to the Trust, there is no expectation of repayment as the loan payments are forgiven and are accounted for as additional consideration for the acquisition of the Spectrum Licenses. Accordingly, the payments are recognized as prepaid assets until the Spectrum Acquisition Closing at which point they will be recognized as intangible assets. Total payments expected to be made under the Spectrum Credit Agreement are $1,241 million in 2026, of which $856 million was paid as of September 30, 2026, and $828 million in 2027, assuming an expected closing date of November 30, 2027. The Company may need to make additional payments totaling $827 million if the Spectrum Acquisition Closing occurs at November 30, 2028.
The Spectrum Transaction was approved by the Federal Communications Commission on May 12, 2026, and the Spectrum Transfer Closing occurred on May 22, 2026. On that date, the Spectrum Licenses were transferred to the Trust, where they will remain until the Spectrum Acquisition Closing. Upon closing, the Company intends to either use cash and cash equivalents on hand or seek alternative financing sources to fund the cash payment to EchoStar. The $11.1 billion equity consideration will be issued at the Spectrum Acquisition Closing.
Summary of Cash Flows
The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in)
Operating activities	$13,097	$4,120
Investing activities	$(84,611)	$(12,997)
Financing activities	$99,819	$9,440
Operating Activities
Net cash provided by operating activities increased by $8,977 million from $4,120 million during the nine months ended September 30, 2025 to $13,097 million during the nine months ended September 30, 2026. This increase was primarily driven by higher net income exclusive of non-cash items and an increase in working capital for deferred revenue of $4,518 million from upfront payments from our Space and Connectivity customers, partially offset by an increase in accounts receivable of $1,948 million, a decrease in accounts payable of $1,638 million, and an increase in inventory of $1,003 million as we scale our Starlink Kit production.
Investing Activities
Net cash used in investing activities increased by $71,614 million from $12,997 million during the nine months ended September 30, 2025 to $84,611 million during the nine months ended September 30, 2026. This increase was primarily driven by an increase in purchases of marketable securities of $46,233 million from cash proceeds received from the IPO and the SpaceX Notes and an increase in capital expenditures of $34,223 million related to the build out of data centers and related infrastructure as well as space launch facilities and related infrastructure. This increase was partially offset by an increase in cash received from matured marketable securities of $8,610 million and product rebates of $1,372 million received for our servers and networking equipment.

Financing Activities
Net cash provided by financing activities increased by $90,379 million from $9,440 million during the nine months ended September 30, 2025 to $99,819 million during the nine months ended September 30, 2026. This increase was primarily driven by an increase in proceeds from our IPO of $85,675 million and an increase in proceeds from the SpaceX Notes and other financing arrangements of $40,887 million, partially offset by an increase in the repayment of debt and other existing debt obligations of $33,831 million from the repayment of the SpaceX Bridge Loan.
Critical Accounting Estimates
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting. Under this method, the assets acquired, including intangible assets that can be identified, and liabilities assumed are recognized based on their estimated fair values at the date of acquisition. Given substantially all of our acquisitions are related to the SI segment, the value of the companies we acquire are concentrated in their existing technology. Determining the fair value of existing technology of the acquired company requires significant estimates and assumptions, including items such as projected revenue, obsolescence rate, royalty rate, discount rate, economic useful life of assets, and tax rates. Although the Company believes these estimates are based on reasonable assumptions, they are based, in part, on historical experience and information obtained from the acquired companies and are inherently uncertain, and therefore actual results may differ.
Except as described above, there have been no material changes to our critical accounting policies and estimates during the three months ended September 30, 2026. For more information about our critical accounting policies and estimates, refer to the section “Critical Accounting Estimates” in our Prospectus.
Recent Accounting Pronouncements
Refer to Note 2 - Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
In the nine months ended September 30, 2026, we issued the new SpaceX Notes and repaid the SpaceX Bridge Loan. The effective interest rate on the SpaceX Notes was 6.07% as of September 30, 2026. As of September 30, 2026, we had no variable rate debt outstanding.
Except as described above, there have been no material changes to our market risk exposures during the three months ended September 30, 2026. For more information about our market risk, please see the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Quantitative and Qualitative Disclosures About Market Risk” in our Prospectus.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026 (the end of the period covered by this Quarterly Report on Form 10-Q). Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
SEC regulations require disclosure of certain proceedings under environmental laws to which a governmental authority is a party, unless the Company reasonably believes the proceeding will result in monetary sanctions, exclusive of interest and costs, below $1 million, the threshold the Company has elected to apply. In August 2026, the Mississippi Department of Environmental Quality (“MDEQ”) issued notices of violation to MZX Tech LLC alleging that land-disturbing construction activities at sites occurred prior to coverage under Mississippi’s Large Construction Stormwater General Permit. MDEQ is seeking civil penalties of up to $25,000 per day, with preliminary claimed exposure of approximately $6.1 million across three sites. The Company is cooperating with MDEQ and is in discussions to resolve the matters through a single agreed order.
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
Item 1A. Risk Factors
Certain factors that may affect the Company's business or operations are described under "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, and under the section titled "Risk Factors" in the Prospectus. There have been no material changes to our risk factors from the risk factors previously disclosed in such Quarterly Report and the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Other than as reported by the Company on a Current Report on Form 8-K and as described below, no sales of unregistered equity securities occurred during the three months ended September 30, 2026.
On July 6, 2026, the Company completed the Mesh Optical Merger for a total purchase consideration of $249 million in the Company’s Class A common stock. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
Use of Initial Public Offering Proceeds
On June 11, 2026, our registration statement on Form S-1 (File No. 333-296070) relating to our IPO was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from our IPO as described in the Prospectus and our other periodic reports previously filed with the SEC.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
Submission of Shareholder Proposals and Shareholder Director Nominations for the 2027 Annual Meeting of Shareholders
In accordance with Rule 14a-8 under the Exchange Act (“Rule 14a-8”) and the Amended and Restated Bylaws (the “Bylaws”) of the Company, the deadlines for the receipt of any shareholder proposals and director nominations to be considered at the 2027 Annual Meeting of Shareholders (the “2027 Annual Meeting”) are set forth below.
Any shareholder proposal submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2027 Annual Meeting should be sent via email to corporatesecretary@spacex.com or by mail to 1 Rocket Road, Hawthorne, California 90250, Attn: Legal Department and must be received by our corporate secretary no later than the close of business on December 29, 2026. Any such proposal also needs to comply with the SEC shareholder proposal rules and any applicable law, including the eligibility requirements set forth in Rule 14a-8 and Section 21.373 of the Texas Business Organizations Code.
In addition, any shareholder seeking to nominate a director or to bring other business before the 2027 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Bylaws must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination should be sent via email to corporatesecretary@spacex.com or by mail to 1 Rocket Road, Hawthorne, California 90250, Attn: Legal Department and must be received by our corporate secretary no earlier than the close of business on February 19, 2027 and no later than the close of business on March 21, 2027. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in the Bylaws (which includes, for nominations, information required under Rule 14a-19 under the Exchange Act and, for proposals of other business, Section 21.373 of the Texas Business Organizations Code) and with any applicable law.
For purposes of the above deadlines, the “close of business” shall mean 5:00 p.m. Pacific Time on any calendar day, whether or not the day is a business day.
Item 6.    Exhibits

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated June 16, 2026, by and among Space Exploration Technologies Corp., X67 Inc. and Anysphere, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2026).

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

Space Exploration Technologies Corp.

Date: October 22, 2026	By:	/s/ Bret Johnsen
		Name:	Bret Johnsen
		Title:	Chief Financial Officer and Duly Authorized Officer